Form 10-Q
period 1999-03-31
TELEMUNDO HOLDING INC
filed 1999-05-14
CIK 1069901

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER 333-64709

                            TELEMUNDO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             13-3993031
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


               2290 WEST 8TH AVENUE
                 HIALEAH, FLORIDA                           33010
     (Address of principal executive offices)             (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 884-8200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    [ ]     No   [X]

         As of May 12, 1999 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

--------------------------------------------------------------------------------

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION:*                                            NO.
                                                                           ----
  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three Months
        Ended March 31, 1999 and of the Predecessor for the Three Months
        Ended March 31, 1998 (Unaudited)...................................  2

    Consolidated Balance Sheets at March 31, 1999 (Unaudited)
         and December 31, 1998.............................................  3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Three Months Ended March 31, 1999 (Unaudited).............  4

    Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and of the Predecessor for the Three Months
         Ended March 31, 1998 (Unaudited)..................................  5

    Notes to Consolidated Financial Statements (Unaudited).................  6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition.....................  9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 14

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K................................ 14

SIGNATURE.................................................................. 15

* For purposes of this report, unless the context requires otherwise, references to the "Company" include Telemundo Holdings, Inc. and its subsidiaries and references to the "Predecessor" refer to Telemundo Group, Inc. and its subsidiaries with respect to periods prior to the Merger (as defined herein).

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(In thousands)



THREE MONTHS ENDED MARCH 31                          COMPANY    PREDECESSOR
---------------------------------------------------------------------------
                                                      1999         1998
                                                    --------     --------

Net revenue ....................................    $ 35,202     $ 44,606
                                                    --------     --------
Costs and expenses:
    Direct operating costs .....................      15,247       26,411
    Selling, general and administrative expenses
       other than network and corporate ........      12,420        9,942
    Network expenses ...........................        --          7,211
    Corporate expenses .........................       1,452        1,620
    Depreciation and amortization ..............       6,913        3,598
                                                    --------     --------
                                                      36,032       48,782
                                                    --------     --------

Operating loss .................................        (830)      (4,176)

Merger related expenses ........................        --         (1,517)
Interest expense - net .........................      (8,805)      (5,328)
                                                    --------     --------

Loss before income taxes and minority interest..      (9,635)     (11,021)
Income tax benefit (provision) .................       1,330       (1,165)
Minority interest ..............................        (361)        (771)
                                                    --------     --------

Net loss .......................................    $ (8,666)    $(12,957)
                                                    ========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                           MARCH 31,   DECEMBER 31,
ASSETS                                                                       1999         1998
---------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents ........................................    $  11,059     $   8,680
    Accounts receivable, less allowance for doubtful accounts of
         $ 7,435 and $7,585 ..........................................       24,518        30,768
    Television programming ...........................................        7,001         7,742
    Prepaid expenses and other .......................................        2,386         2,819
    Due from Network Company, net ....................................        4,441         3,624
                                                                          ---------     ---------
              Total current assets ...................................       49,405        53,633
Property and equipment, net ..........................................       53,302        50,021
Television programming ...............................................          778           846
Other assets .........................................................       14,785        15,991
Broadcast licenses and other intangible assets, net ..................      645,493       650,907
                                                                          ---------     ---------

                                                                          $ 763,763     $ 771,398
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses ............................    $  35,401     $  35,648
    Television programming obligations ...............................        1,041         1,303
    Current portion of long-term debt ................................        2,125         1,063
                                                                          ---------     ---------
            Total current liabilities ................................       38,567        38,014
Long-term debt .......................................................      401,384       398,889
Deferred taxes, net ..................................................       79,221        81,812
Other liabilities ....................................................       33,317        32,770
                                                                          ---------     ---------
                                                                            552,489       551,485
                                                                          ---------     ---------

Minority interest ....................................................        5,455         5,428
                                                                          ---------     ---------
Contingencies and commitments

Common stockholders' equity:
    Common Stock, $.01 par value, 10,000 shares issued and outstanding         --            --
    Additional paid-in capital .......................................      214,013       214,013
    Retained earnings (accumulated deficit) ..........................       (8,194)          472
                                                                          ---------     ---------
                                                                            205,819       214,485
                                                                          ---------     ---------

                                                                          $ 763,763     $ 771,398
                                                                          =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)

------------------------------------------------------------------------------------------------------------

                                  NUMBER OF                      ADDITIONAL      RETAINED         COMMON
                                   SHARES          COMMON         PAID-IN        EARNINGS       STOCKHOLDERS'
                                 OUTSTANDING       STOCK          CAPITAL        (DEFICIT)         EQUITY
                                 -----------     ---------       ----------      ---------      ------------
Balance, December 31, 1998          10,000       $    --         $ 214,013       $     472        $ 214,485

Net loss .................            --              --              --            (8,666)          (8,666)
                                 ---------       ---------       ---------       ---------        ---------

Balance, March 31, 1999 ..          10,000       $    --         $ 214,013       $  (8,194)       $ 205,819
                                 =========       =========       =========       =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(In thousands)

                                                                                 COMPANY      PREDECESSOR
THREE MONTHS ENDED MARCH 31                                                       1999            1998
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ................................................................       $ (8,666)       $(12,957)
Charges not affecting cash:
    Depreciation and amortization .......................................          6,913           3,598
    Interest accretion ..................................................          3,546           1,460
    Provision for losses on accounts receivable .........................            329             550
    Minority interest ...................................................            361             771
    Deferred taxes ......................................................         (2,591)           --
Changes in assets and liabilities:
    Accounts receivable .................................................          6,400          11,212
    Television programming ..............................................            809          (1,047)
    Television programming obligations ..................................           (262)          1,037
    Due from Network Company, net .......................................           (817)           --
    Accounts payable and accrued expenses and other .....................          2,548            (519)
                                                                                --------        --------

                  Cash flows provided from operating activities .........          8,570           4,105
                                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment .....................................         (4,784)          2,464)
                                                                                --------        --------

                  Cash flows used in investing activity .................         (4,784)          2,464)
                                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Merger costs ............................................................           (584)           --
Proceeds from exercise of warrants ......................................           --               346
Payments of obligations under capital leases ............................           --              (171)
Borrowings under Old Credit Facility ....................................           --             5,227
Payments under Old Credit Facility ......................................           --            (3,000)
Payments to minority interest partner ...................................           (823)           (748)
                                                                                --------        --------

                  Cash flows provided from (used in) financing activities         (1,407)          1,654
                                                                                --------        --------

Increase in cash and cash equivalents ...................................          2,379           3,295
Cash and cash equivalents, beginning of period ..........................          8,680           2,378
                                                                                --------        --------

Cash and cash equivalents, end of period ................................       $ 11,059        $  5,673
                                                                                ========        ========

Supplemental cash flow information:
    Interest paid .......................................................       $  5,249        $  6,910
                                                                                ========        ========

    Income taxes paid ...................................................       $     29        $     78
                                                                                ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. BUSINESS

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas (a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, San Antonio and Houston. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of network programming, including movies, dramatic series, sitcoms, telenovelas (soap operas), talk shows, entertainment programs, national and international news, music and sporting events. In addition, the Company supplements its network programming with local programming focused on local news and community events.

2. MERGER AND RELATED TRANSACTIONS

On August 12, 1998 TLMD Acquisition Co., a wholly-owned subsidiary of Holdings, acquired all the equity interests of Telemundo Group, Inc. ("Telemundo") and was merged with and into Telemundo, with Telemundo being the surviving corporation and becoming a wholly-owned subsidiary of Holdings (the "Merger"). Holdings is owned 50.1% by Station Partners, LLC, 24.95% by Sony Pictures Entertainment Inc. ("Sony Pictures") and 24.95% by Liberty Media Corporation ("Liberty") (collectively, the "Purchaser"). Station Partners, LLC is owned 68% by Apollo Investment Fund III, L.P. ("Apollo Investment") and 32% by Bastion Capital Fund, L.P. ("Bastion").

Pursuant to the Merger, each outstanding share of Telemundo common stock was converted into the right to receive $44.12537 in cash.

Substantially contemporaneously with the completion of the Merger, TLMD Acquisition Co. accepted for payment an aggregate of $191.7 million principal amount of the outstanding 10.5% Senior Notes Due 2006 (the "10.5% Notes") of Telemundo (representing 99.9% of such issue) tendered in connection with a tender offer by TLMD Acquisition Co. pursuant to an Offer to Purchase and Consent Solicitation Statement, as amended on July 20, 1998 (the "Tender Offer").

Prior to the Merger, Telemundo produced or acquired and distributed its network programming through its network operations (the "Telemundo Network"), which provided programming 24-hours a day to Telemundo's stations and network affiliates. In connection with the Merger, the Company sold its network operations (the "Network Sale"), which consisted of substantially all of the programming and production assets and the related liabilities of the Telemundo Network, to Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty. The Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and allocate advertising revenues pursuant to a revenue sharing arrangement. As a result, the Company is no longer required to bear the costs or expenses related to, or fund or make capital expenditures in connection with, the development of network programming or the operations of the Telemundo Network.

Holdings had no operations prior to the Merger. Approximately $773.0 million was required to fund the Merger and the related transactions. Of this amount, $300.0 million was provided from borrowings under new credit facilities providing for aggregate borrowings of up to $350.0 million (the "New Credit Facilities"), $125.0 million was provided from the proceeds of a $218.8 million aggregate principal amount at maturity Senior Discount Notes due 2008 (the "Senior Discount Notes") offering, $274.0 was provided from Purchaser equity contributions (the "Equity Contributions") and $74.0 million was provided from the Network Sale.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

The following summarized, unaudited pro forma results of operations for the three months ended March 31, 1998, assume the Merger, the Tender Offer, initial borrowings under the New Credit Facilities, the Equity Contributions, issuance of the Senior Discount Notes and the Network Sale occurred on January 1, 1998. The pro forma information is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger and related transactions been consummated on January 1, 1998, nor is it necessarily indicative of future operations.

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
      (IN THOUSANDS)                                    1998
      ------------------------------------------------------------

      Net revenue................................     $32,475
      Operating income...........................         553
      Net loss...................................      (9,391)

In November 1997, after the announcement of the proposed Merger, Telemundo and its directors at the time of the Merger were named as defendants in six purported class actions filed on behalf of Telemundo's pre-Merger public stockholders. The suits are virtually identical and allege that Telemundo and its directors violated fiduciary duties owed to Telemundo's public stockholders by entering into the merger agreement with the Purchaser. The six actions were consolidated for all purposes. Plaintiffs in this action have executed a voluntary stipulation of dismissal which has been submitted to the Court for approval.

The Company and its subsidiaries are involved in a number of other actions arising out of the ordinary course of business and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

3. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Merger and related transactions, the accompanying financial statements of the Predecessor (for purposes of the financial statements and related notes, the term "Predecessor" refers to Telemundo prior to the Merger and related transactions) and the Company are not comparable in all material respects and are separated by a line, since the financial statements report financial position, results of operations, and cash flows of these two separate entities.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and the Predecessor include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 1999, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1998, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

4. TRANSACTIONS WITH AFFILIATES

Apollo Investment and Bastion, through Station Partners, LLC, are significant shareholders of the Company. Apollo Investment may be deemed to be an affiliate of TLMD Partners II, L.L.C., a significant shareholder of Telemundo prior to the Merger. Bastion was a significant shareholder of Telemundo prior to the Merger.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Sony Pictures and Liberty, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $6.7 million in incremental net revenue for the three months ended March 31, 1999, which is included in due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and are included in due from Network Company, net.

As a result of the Affiliation Agreement, the Company relies solely on the Network Company for all of its network programming and is dependent, to a significant extent, on the ability of the Network Company to generate advertising revenues. The Spanish-language television market shares for the Company's stations are dependent upon the Network Company's ability to produce or acquire and distribute programming which attracts significant viewer levels. If the programming provided by the Network Company fails to attract viewers, each of the Company's and the Network Company's ability to attract advertisers and generate revenues and profits will be impaired. There can be no assurance that the programming provided by the Network Company will achieve or maintain satisfactory viewership levels or that the Company or the Network Company will be able to generate significant advertising revenues.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

INTRODUCTION

On August 12, 1998, TLMD Acquisition Co., a wholly-owned subsidiary of Telemundo Holdings, Inc. ("Holdings", collectively with its subsidiaries, the "Company"), acquired all the equity interests of Telemundo Group, Inc. ("Telemundo") and was merged with and into Telemundo, with Telemundo being the surviving corporation and becoming a wholly-owned subsidiary of Holdings (the "Merger"). Holdings is owned 50.1% by Station Partners, LLC, 24.95% by Sony Pictures Entertainment Inc. ("Sony Pictures") and 24.95% by Liberty Media Corporation ("Liberty") (collectively, the "Purchaser"). Station Partners, LLC is owned 68% by Apollo Investment Fund III, L.P. ("Apollo Investment") and 32% by Bastion Capital Fund, L.P. ("Bastion").

The Company is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, San Antonio and Houston. Four of these markets are among the five largest general Market Areas in the United States. ("Market Area" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market). The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico.

Prior to the Merger, Telemundo produced or acquired and distributed its network programming through its network operations (the "Telemundo Network"), which provided programming 24-hours a day to Telemundo's stations and network affiliates. In connection with the Merger, the Company sold its network operations (the "Network Sale"), which consisted of substantially all of the programming and production assets and the related liabilities of the Telemundo Network, to Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty. The Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and allocate advertising revenue pursuant to a revenue sharing arrangement. As a result, the Company is no longer required to bear the costs or expenses related to, or fund or make capital expenditures in connection with, the development of network programming or the operations of the Telemundo Network. Including the Company's stations, the Network Company currently serves 63 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are forward-looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the loss of key employees; the modification or termination of the Affiliation Agreement; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to the Merger, Telemundo became a wholly-owned subsidiary of Holdings on August 12, 1998. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of the Merger and related transactions, the accompanying financial statements of the Predecessor (for purposes of MD&A, the term "Predecessor" refers to Telemundo prior to the Merger and related transactions) and the Company are not comparable in all material respects and are separated by a line, since the financial statements to which MD&A relates, report financial position, results of operations and cash flows of these two separate entities.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 the Predecessor's results include the operations of the Telemundo Network and do not reflect Merger related transactions. Consequently, the results for the three months ended March 31, 1998 are not comparable to the 1999 period, which reflects the Merger and related transactions, including the impact of the Network Sale and the Affiliation Agreement. Accordingly, MD&A for 1999 as compared to 1998 has been presented on a historical basis and has been supplemented with certain pro forma disclosures. The pro forma results of operations for the three months ended March 31, 1998 include the pro forma impact of the Network Sale, the Affiliation Agreement, interest expense on the Company's new indebtedness, amortization of broadcast licenses and other intangible assets resulting from the Merger, Merger related financing costs and the impact of other Merger related transactions, as if these transactions had occurred on January 1, 1998. The pro forma results of operations for the three months ended March 31, 1998 are not necessarily indicative of what would have occurred if the Merger and related transactions had taken place on January 1, 1998.

Net revenue for the three months ended March 31, 1999 as compared to the corresponding period of 1998 was as follows (in thousands):

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  ------------------
                                    1999       1998     CHANGE
                                  -------    -------    ------

     Network and National Spot    $ 4,983    $19,992     (75)%
     Local ...................     19,432     17,634      10 %
     Incremental revenue from
        Affiliation Agreement       6,666       --
     Other revenue ...........      4,121      6,980     (41)%
                                  -------    -------

     Net revenue .............    $35,202    $44,606     (21)%
                                  =======    =======

The decrease in network and national spot revenue is primarily the result of the Network Sale. Excluding network revenue, national spot revenue would have increased by 12%. This was a result of the continued strong growth in the overall Spanish-language television market, offset in part by a decline in overall average audience shares for the Company's U.S. stations.

The increase in local revenue is primarily the result of WKAQ-Puerto Rico maintaining its dominant audience share, coupled with growth in its overall market. The increase in local revenue is also due to an increase at WNJU-New York, where growth in the local Spanish-language television market led to increased local revenue.

The Company experienced an overall decline in U.S. audience share in the two years prior to the Merger which it believes had been in part the consequence of difficulties the Predecessor encountered in acquiring and developing programming to compete effectively with its principal competitor's prime-time programming. Although there can be no assurance, the Company believes that as a result of the Merger and related transactions, it will likely be able to compete more effectively in the future with expanded programming options. Since the Network Sale, certain new

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

programming has been introduced. However, programming provided by the Network Company thus far has not had the effect of improving overall audience shares. The Telemundo network's average share of the weekday Spanish-language television network audience was 14% during the fourth quarter of 1998 and 12% during the first quarter of 1999 compared to 18% during the fourth quarter of 1997 and 17% during the first quarter of 1998. A change in audience share typically has a delayed impact on revenue.

Incremental revenue from the Affiliation Agreement represents the allocation of Company and Network Company revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations.

Other revenue decreased primarily due to the elimination of international program sales and affiliate representation revenue as a result of the Network Sale, and a decrease in the sale of blocks of broadcast time to independent programmers. Other revenue may decline in the remaining 1999 quarters relative to the prior year, as the Company's stations have replaced certain time periods historically sold to independent programmers with network programming.

On a pro forma basis, net revenue would have increased by $2.7 million or 8% in 1999 due to an increase in network revenue included in the allocation of pooled revenue received pursuant to the Affiliation Agreement, as well as the increase in local and national spot revenue and decrease in other revenue as discussed above.

Direct operating costs decreased by 42% for the three months ended March 31, 1999 from the corresponding period of the prior year as a result of the Network Sale. Excluding those costs relating to the network, direct operating costs would have increased by 15% for the quarter. This was primarily the result of an increase of $1.7 million in station programming and production expenses related to costs incurred to produce and acquire station programming at WKAQ and produce local news in the U.S. The Company will continue to incur non-network programming expenditures in connection with its stations, including all programming expenditures for WKAQ. Pursuant to the Affiliation Agreement, the Company incurs under certain circumstances, levels of non-network programming expenditures which are greater than non-network programming expenditures historically incurred by the Company's stations. However, overall programming expenditures will be reduced from historical Predecessor levels as a result of the Network Company incurring all network programming costs.

Selling, general and administrative expenses other than network and corporate increased by 25% for the three months ended March 31, 1999 from the corresponding period of the prior year. This was primarily the result of greater sales commissions related to the increase in local revenue and an increase in advertising and promotional expenditures and legal costs. Pursuant to the Affiliation Agreement, the Company incurs, under certain circumstances, levels of marketing and promotional expenditures which are greater than marketing and promotional expenditures historically incurred by the Company's stations.

Pursuant to the Network Sale, network expenses, which represent costs associated with the network sales force, network engineering and other technical network departments, network research, network sales support and business development, affiliate relations and network general and administrative costs, are no longer incurred by the Company.

Corporate expenses decreased by $168,000 from the comparable period of the prior year. This was primarily the result of a reduction in corporate compensation in connection with the Merger, offset in part by the classification of certain functions as corporate expenses that were classified as network expenses in the prior year, such as corporate engineering, human resources and management information systems.

As a result of the above, the operating loss before depreciation and amortization improved by $6.7 million from the comparable period of the prior year.

Depreciation and amortization increased by $3.3 million for the three months ended March 31, 1999 from the corresponding period of the prior year. This was primarily a result of the additional value of broadcast licenses and other intangible assets recorded as a result of applying the purchase method of accounting to the Merger.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

Interest expense for 1998 includes: (i) interest accrued and accreted on the 10.25% Senior Notes due 2001 ("10.25% Senior Notes") which were outstanding during such period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996 and the remaining outstanding amounts were redeemed in connection with the Merger), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "10.5% Senior Notes") (approximately 99.9% of which were tendered in a repurchase offer on August 12, 1998), (iii) amortization of deferred issuance costs for the 10.5% Senior Notes, and (iv) interest and amortization of fees on the Predecessor's revolving credit facility (the "Old Credit Facility") which was terminated on August 12, 1998. Interest expense for 1999 includes: (i) interest and amortization of fees accrued and paid on the new credit facilities providing for aggregate borrowings of up to $350.0 million (the "New Credit Facilities") at an average interest rate of 7.2% during such period, (ii) interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes Due 2008, which were issued at a discount and structured to produce a yield to maturity of 11.5% per annum (the "Senior Discount Notes"), (iii) amortization of deferred issuance costs for the New Credit Facilities and the Senior Discount Notes and (iv) interest accrued and accreted on the remaining 10.5% Senior Notes. Interest expense was offset by $80,000 and $87,000 of interest income for the three months ended March 31, 1999 and 1998, respectively.

The income tax provision recorded in 1998 related to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The income tax benefit in 1999 results from the tax effect of the reversal of deferred temporary differences offset in part by the above items. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards ("NOLs") incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited. As a result of the Merger, NOLs incurred from January 1, 1995 to August 12, 1998 will also be subject to Section 382 limitations.

As a result of the Merger and related transactions, the Company recorded a net deferred tax liability of $82.4 million. This primarily represents the tax effect of approximately $457.0 million of FCC broadcast licenses and other identifiable intangible assets that will be expensed over periods extending up to 40 years for financial reporting purposes that have lower tax basis, and certain intangible assets that will not be deductible for tax purposes.

Minority interest represents the accounting impact of distributions to the 25.5% partner in Video 44, which is based on a minimum preferred distribution to such partner.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided from operating activities were $8.6 million and $4.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily the result of the increase in operating income before depreciation and amortization and changes in certain asset and liability accounts.

The Company had working capital of $10.8 million at March 31, 1999.

Capital expenditures of approximately $4.8 million were made during the three months ended March 31, 1999 for the replacement and upgrading of equipment, including the ongoing conversion to digital television technology. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain capital expenditure levels which may be reduced based on financial tests. As a result of the continued conversion to digital television technology, the Company expects to incur capital expenditures of approximately $17.0 million in 1999. As a result of the Network Sale, the Company no longer has capital expenditure requirements with respect to network operations.

The Predecessor's principal sources of liquidity were cash from operations and the Old Credit Facility. As a result of the Merger, the Company has a new capital structure which includes a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $69 million

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

outstanding at March 31, 1999. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on it's New Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company entered into two fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions.

YEAR 2000 ISSUE

The Company has developed plans, utilizing internal resources, to ensure its information systems are capable of properly utilizing dates beyond December 31, 1999. Since January 1, 1997, the Company has upgraded or replaced many of its accounting and traffic computer systems, including the conversion to new software which is Year 2000 compliant, at a total cost of approximately $450,000. Additionally, the Company has evaluated its other principal computer systems and other systems utilizing computer technology and based on its current assessments, which are largely based upon representations of third parties, has determined they are substantially Year 2000 compliant. Although the Company believes it is substantially Year 2000 compliant, it is currently in the process of testing its critical information systems directly in order to ensure compliance, which is expected to be completed by July 1, 1999. The Company does not expect to incur more than an additional $250,000 for preparation relating to the Year 2000 issue.

The Company is also seeking to work with its relevant customers, suppliers and other service providers, including the Network Company, to ensure their systems are Year 2000 compliant. If any of the Company's customers are not Year 2000 compliant, the Company could, among other things, experience delays in collections of accounts receivable or reduced demand for advertising time. Further, Year 2000 non-compliance by the Company's suppliers and other service providers could adversely affect the overall operations of the Company. The Company depends on the Network Company for the substantial majority of its programming. Any disruptions to the Network Company's programming transmission would directly impact the Company. Although the impact on the Company caused by the failure of its significant customers, suppliers and other service providers to achieve Year 2000 compliance in a timely and effective manner is uncertain, the Company's business and results of operations could be materially adversely affected by such failure. The amount of such potential impact has not been estimated. However, the Company does not believe that the most reasonably likely worst case Year 2000 scenario would significantly impact the Company's financial position. The Company will continuously monitor the need for a contingency plan as it acquires additional information regarding the Year 2000 compliance programs of its customers, suppliers and other service providers.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELEMUNDO HOLDINGS, INC.
                                            (Registrant)

                                   By: /s/  PETER J. HOUSMAN II
                                       --------------------------------------
Dated:  May 13, 1999                   Peter J. Housman II
                                       Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


EXHIBIT                           DESCRIPTION
-------                           -----------

  27                        Financial Data Schedule