Form 10-Q
period 1999-06-30
TELEMUNDO HOLDING INC
filed 1999-08-13
CIK 1069901

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

         As of August 12, 1999 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

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
  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 1999 and of the Predecessor for the Three and Six
        Months Ended June 30, 1998 (Unaudited).............................  2

    Consolidated Balance Sheets at June 30, 1999 (Unaudited)
        and December 31, 1998..............................................  3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Six Months Ended June 30, 1999 (Unaudited)................  4

    Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and of the Predecessor for the Six Months
         Ended June 30, 1998 (Unaudited)...................................  5

    Notes to Consolidated Financial Statements (Unaudited).................  6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition.....................  9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 15

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K................................ 15

SIGNATURE.................................................................. 16

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

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(In thousands)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30                                 JUNE 30
                                                            --------------------------------          ---------------------------
                                                            COMPANY              PREDECESSOR          COMPANY         PREDECESSOR
                                                            -------              -----------          -------         -----------
                                                            1999                     1998               1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Net revenue........................................        $42,261                  $56,930            $ 77,463         $101,536
                                                           -------                  -------            --------         --------
Costs and expenses:
    Direct operating costs.........................         15,454                   26,688              30,701           53,099
    Selling, general and administrative expenses
       other than network and corporate............         12,506                   10,673              24,926           20,615
    Network expenses...............................              -                    7,945                   -           15,156
    Corporate expenses.............................          1,349                    1,723               2,801            3,343
    Depreciation and amortization..................          6,977                    3,880              13,890            7,478
                                                           -------                  -------            --------         --------
                                                            36,286                   50,909              72,318           99,691
                                                           -------                  -------            --------         --------
Operating income...................................          5,975                    6,021               5,145            1,845

Merger related expenses............................              -                   (1,295)                  -           (2,812)
Interest expense - net.............................         (8,961)                  (5,353)            (17,766)         (10,681)
                                                           -------                  -------            --------         --------
Loss before income taxes and minority
    interest.......................................         (2,986)                    (627)            (12,621)         (11,648)
Income tax benefit (provision).....................          3,242                   (1,172)              4,572           (2,337)
Minority interest..................................           (361)                    (771)               (722)          (1,542)
                                                           -------                  -------            --------         --------
Net loss...........................................        $  (105)                 $(2,570)           $ (8,771)        $(15,527)
                                                           =======                  =======            ========         ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                                  JUNE 30,         DECEMBER 31,
Assets                                                                                1999                 1998
---------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents.................................................    $  2,305          $   8,680
    Accounts receivable, less allowance for doubtful accounts of $7,507
         and $7,585...........................................................      27,732             30,768
    Television programming....................................................       6,020              7,742
    Prepaid expenses and other................................................       3,367              2,819
    Due from Network Company, net.............................................       5,218              3,624
                                                                                  --------          ---------
             Total current assets.............................................      44,642             53,633
Property and equipment, net...................................................      54,534             50,021
Television programming........................................................         723                846
Other assets..................................................................      14,365             15,991
Broadcast licenses and other intangible assets, net...........................     635,549            650,907
                                                                                  --------          ---------
                                                                                  $749,813           $771,398
                                                                                  ========           ========

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable and accrued expenses.....................................    $ 35,874           $ 35,648
    Television programming obligations........................................       1,525              1,303
    Current portion of long-term debt.........................................       3,188              1,063
                                                                                  --------           --------
            Total current liabilities.........................................      40,587             38,014
Long-term debt................................................................     397,113            398,889
Deferred taxes, net...........................................................      72,108             81,812
Other liabilities.............................................................      28,827             32,770
                                                                                  --------           --------
                                                                                   538,635            551,485
                                                                                  --------           --------
Minority interest.............................................................       5,464              5,428
                                                                                  --------           --------
Contingencies and commitments

Common stockholders' equity:
    Common stock, $.01 par value, 10,000 shares issued and outstanding........           -                  -
    Additional paid-in capital................................................     214,013            214,013
    Retained earnings (deficit)...............................................      (8,299)               472
                                                                                  --------           --------
                                                                                   205,714            214,485
                                                                                  --------           --------
                                                                                  $749,813           $771,398
                                                                                  ========           ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------
                                           NUMBER OF                      ADDITIONAL       RETAINED        COMMON
                                            SHARES          COMMON         PAID-IN         EARNINGS     STOCKHOLDERS'
                                          OUTSTANDING       STOCK          CAPITAL         (DEFICIT)       EQUITY
Balance, December 31, 1998..............     10,000      $       -         $214,013        $   472        $214,485

Net loss................................          -              -                -         (8,771)         (8,771)
                                             ------      ---------         --------        -------        --------
Balance, June 30, 1999..................     10,000      $       -         $214,013        $(8,299)       $205,714
                                             ======      =========         ========        =======        ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(In thousands)

                                                                                          COMPANY       PREDECESSOR
Six Months Ended June 30                                                                     1999             1998
--------------------------------------------------------------------------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................               $ (8,771)       $(15,527)
Charges not affecting cash:
    Depreciation and amortization.........................................                 13,890           7,478
    Interest accretion....................................................                  7,349           2,998
    Provision for losses on accounts receivable...........................                    687           1,285
    Minority interest.....................................................                    722           1,542
    Deferred taxes........................................................                 (5,237)              -
Changes in assets and liabilities:
    Accounts receivable...................................................                  3,114           2,658
    Television programming................................................                  1,845          (2,108)
    Television programming obligations....................................                    222             409
    Due from Network Company, net.........................................                 (1,594)              -
    Accounts payable and accrued expenses and other.......................                 (1,633)         10,065
                                                                                         --------        --------
           Cash flows provided from operating activities..................                 10,594           8,800
                                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITY:
Additions to property and equipment.......................................                 (7,529)         (5,589)
                                                                                         --------        --------
           Cash flows used in investing activity..........................                 (7,529)         (5,589)
                                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to minority interest partner.....................................                 (1,646)         (1,496)
Payments under new credit facility........................................                 (7,000)              -
Merger costs..............................................................                   (794)           (446)
Proceeds from exercise of warrants........................................                      -           3,347
Payments of obligations under capital leases..............................                      -            (345)
Borrowings under old credit facility......................................                      -           5,397
Payments under old credit facility........................................                      -          (9,221)
                                                                                         --------        --------
           Cash flows used in financing activities........................                 (9,440)         (2,764)
                                                                                         --------        --------
Increase (decrease) in cash and cash equivalents..........................                 (6,375)            447
Cash and cash equivalents, beginning of period............................                  8,680           2,378
                                                                                         --------        --------
Cash and cash equivalents, end of period..................................               $  2,305        $  2,825
                                                                                         ========        ========
Supplemental cash flow information:
    Interest paid.........................................................               $  9,909        $  7,090
                                                                                         ========        ========
    Income taxes paid, including Puerto Rico withholding taxes............               $  2,041        $    163
                                                                                         ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

The following summarized, unaudited pro forma results of operations for the three and six months ended June 30, 1998, assume the Merger, the Tender Offer, initial borrowings under the New Credit Facilities, the Equity Contributions, issuance of the Senior Discount Notes and the Network Sale occurred on January 1, 1998. The pro forma information is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger and related transactions been consummated on January 1, 1998, nor is it necessarily indicative of future operations.

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
     (In thousands)                             1998                1998
     ---------------------------------------------------------------------------
     Net revenue........................       $42,249              $74,724
     Operating income...................         8,958                9,511
     Net loss...........................        (1,686)             (11,077)

In November 1997, after the announcement of the proposed Merger, Telemundo and its directors at the time of the Merger were named as defendants in six purported class actions filed on behalf of Telemundo's pre-Merger public stockholders, which were later consolidated into one action. The suits are virtually identical and allege that Telemundo and its directors violated fiduciary duties owed to Telemundo's public stockholders by entering into the merger agreement with the Purchaser. This action was terminated on April 12, 1999 upon the approval by the Court of the voluntary stipulation of dismissal without prejudice executed by the parties. No compensation of any kind was paid.

The Company and its subsidiaries are involved in a number of actions arising out of the ordinary course of business and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

3        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and the Predecessor include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at June 30, 1999, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Sony Pictures and Liberty, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $12.9 million in incremental net revenue for the six months ended June 30, 1999, which is included in due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and are included in due from Network Company, net.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue, particularly in Puerto Rico, reflects seasonal patterns with respect to advertiser expenditures. The first quarter generally produces the lowest level of revenue due to the reduced demand for advertising time. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced during the first quarter. However, the allocation of advertising revenue pursuant to the Affiliation Agreement will impact the effects of historical seasonality.

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

------------------------------------------------------------------------------

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

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to the Merger, Telemundo became a wholly-owned subsidiary of Holdings on August 12, 1998. The purchase method of accounting was used to record assets acquired and liabilities assumed. As a result of the Merger and related transactions, the accompanying financial statements of the Predecessor (for purposes of "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A"), the term "Predecessor" refers to Telemundo prior to the Merger and related transactions) and the Company are not comparable in all material respects and are separated by a line, since the financial statements to which MD&A relates, report financial position, results of operations and cash flows of these two separate entities.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1998 the Predecessor's results include the operations of the Telemundo Network and do not reflect Merger related transactions. Consequently, the results for the three and six months ended June 30, 1998 are not comparable to the 1999 periods, which reflect the Merger and related transactions, including the impact of the Network Sale and the Affiliation Agreement. Accordingly, MD&A has been presented on a historical basis and has been supplemented with certain pro forma disclosures. The pro forma results of operations for the three and six months ended June 30, 1998 include the pro forma impact of the Network Sale, the Affiliation Agreement, interest expense on the Company's new indebtedness, amortization of broadcast licenses and other intangible assets resulting from the Merger, Merger related financing costs and the impact of other Merger related transactions, as if these transactions had occurred on January 1, 1998. The pro forma results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of what would have occurred if the Merger and related transactions had taken place on January 1, 1998.

Net revenue for the three and six months ended June 30, 1999 as compared to the corresponding periods of 1998 was as follows (in thousands):

                                     Three Months Ended                        Six Months Ended
                                          June 30,                                 June 30,
                                   -----------------------                 -----------------------
                                   COMPANY     PREDECESSOR                 COMPANY     PREDECESSOR
                                   -------     -----------                 -------     -----------
                                     1999           1998       CHANGE        1999           1998         CHANGE
                                     ----           ----       ------        ----           ----         ------
Network and National Spot........   $ 6,512        $25,043       (74)%      $11,495        $ 45,035       (74)%
Local............................    25,368         23,868         6 %       44,800          41,502         8 %
Incremental revenue from
   Affiliation Agreement.........     6,216              -                   12,882              -
Other revenue....................     4,165          8,019       (48)%        8,286          14,999       (45)%
                                    -------        -------                  -------        --------
Net revenue......................   $42,261        $56,930       (26)%      $77,463        $101,536       (24)%
                                    =======        =======                  =======        ========

The decrease in network and national spot revenue for both the three and six month periods ended June 30, 1999, as compared to the corresponding periods of 1998, is primarily the result of the Network Sale. Excluding network revenue, national spot revenue would have decreased by 11% and 2% for the three and six month periods ended June 30, 1999, respectively. This was a result of the decline in overall average audience shares for the Company's U.S. stations, offset in part by the continued strong growth in the overall Spanish-language television market.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

------------------------------------------------------------------------------

The increase in local revenue is primarily the result of WKAQ-Puerto Rico maintaining its dominant audience share, coupled with growth in its overall market. Local revenue for the U.S. stations increased marginally from the prior year, where strong growth in the local Spanish-language television markets more than offset the overall decline in audience shares.

The Telemundo network's average share of the weekday Spanish-language television network audience was 12% during the first and second quarters of 1999, compared to 17% and 16% during the first and second quarters of 1998, respectively. A change in audience share typically has a delayed impact on revenue. Although there can be no assurance, the Company believes that as a result of the Merger and related transactions, it will likely be able to compete more effectively in the future with expanded programming options. Since the Network Sale, certain new programming has been introduced. However, programming provided by the Network Company thus far has not had the effect of improving overall audience shares.

Incremental revenue from the Affiliation Agreement represents the allocation of Company and Network Company revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations.

Other revenue decreased primarily due to a decrease in the sale of blocks of broadcast time to independent programmers and the elimination of international program sales and affiliate representation revenue as a result of the Network Sale. Other revenue may decline in the remaining 1999 quarters relative to the prior year, as a result of the Network Sale and the Company's stations having replaced certain time periods historically sold to independent programmers with network programming.

On a pro forma basis, net revenue would have increased by $12,000 and $2.7 million for the three and six months ended June 30, 1999, respectively. This would primarily have been due to an increase in network revenue included in the allocation of pooled revenue received pursuant to the Affiliation Agreement, as well as the increase in local revenue, offset in part by decreases in national spot and other revenue as discussed above.

Direct operating costs decreased by 42% for the three and six month periods ended June 30, 1999 from the corresponding periods of the prior year as a result of the Network Sale. Excluding those costs relating to the network, direct operating costs would have increased by 11% and 12%, respectively, for the three and six month periods ended June 30, 1999. This was primarily the result of increases of $1.5 million and $3.1 million for the three and six month periods ended June 30, 1999, respectively, in station programming and production expenses related to costs incurred to produce and acquire station programming at WKAQ-Puerto Rico and produce local news in the U.S. The Company will continue to incur non-network programming expenditures in connection with its stations, including all programming expenditures for WKAQ. Pursuant to the Affiliation Agreement, the Company incurs under certain circumstances, levels of non-network programming expenditures which are greater than non-network programming expenditures historically incurred by the Company's stations. However, overall programming expenditures will be reduced from historical Predecessor levels as a result of the Network Company incurring all network programming costs.

Selling, general and administrative expenses other than network and corporate increased by 17% and 21% for the three and six month periods ended June 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily the result of an increase in advertising and promotional expenditures, contractual increases in research service fees and the employment of additional sales personnel. Pursuant to the Affiliation Agreement, the Company incurs, under certain circumstances, levels of marketing and promotional expenditures which are greater than marketing and promotional expenditures historically incurred by the Company's stations.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

------------------------------------------------------------------------------

Corporate expenses decreased by $374,000 and $542,000 for the three and six month periods ended June 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily the result of a reduction in corporate compensation in connection with the Merger, offset in part by the classification of certain functions as corporate expenses that were classified as network expenses in the prior year, such as corporate engineering, human resources and management information systems.

As a result of the above, the operating income before depreciation and amortization improved by $3.1 million and $9.7 million for the three and six month periods ended June 30, 1999, respectively, from the corresponding periods of the prior year. On a pro forma basis, operating income before depreciation and amortization would have decreased by $3.0 million and $4.4 million for the three and six months ended June 30, 1999, respectively.

Depreciation and amortization increased by $3.1 million and $6.4 million for the three and six month periods ended June 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily a result of the additional value of broadcast licenses and other intangible assets recorded as a result of applying the purchase method of accounting to the Merger.

Interest expense for 1998 includes: (i) interest accrued and accreted on the 10.25% Senior Notes due 2001 ("10.25% Senior Notes") which were outstanding during such period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996 and the remaining outstanding amounts were redeemed in connection with the Merger), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "10.5% Senior Notes") (approximately 99.9% of which were tendered in a repurchase offer on August 12, 1998), (iii) amortization of deferred issuance costs for the 10.5% Senior Notes, and (iv) interest and amortization of fees on the Predecessor's revolving credit facility (the "Old Credit Facility") which was terminated on August 12, 1998. Interest expense for 1999 includes: (i) interest and amortization of fees on the new credit facilities providing for aggregate borrowings of up to $350.0 million (the "New Credit Facilities") at an average interest rate of 7.2% during such period, (ii) interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes Due 2008, which were issued at a discount and structured to produce a yield to maturity of 11.5% per annum (the "Senior Discount Notes"), (iii) amortization of deferred issuance costs for the New Credit Facilities and the Senior Discount Notes and (iv) interest accrued and accreted on the remaining 10.5% Senior Notes. Interest expense was offset by $65,000 and $72,000 of interest income for the three months ended June 30, 1999 and 1998, respectively, and by $145,000 and $159,000 for the six months ended June 30, 1999 and 1998, respectively.

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

The income tax provision recorded in 1998 related to WKAQ, which is taxed separately under Puerto Rico income tax regulations, a provision for Puerto Rico withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The income tax benefit in 1999 results from the tax effect of the reversal of deferred temporary differences offset in part by a provision for Puerto Rico withholding taxes related to intercompany interest. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards ("NOLs") incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited. As a result of the Merger, NOLs incurred from January 1, 1995 to August 12, 1998 will also be subject to Section 382 limitations.

Minority interest represents the accounting impact of distributions to the 25.5% minority partner in Video 44, which is based on a minimum preferred distribution to such partner. Video 44 is a partnership that owns and operates WSNS-Chicago.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

------------------------------------------------------------------------------

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided from operating activities were $10.6 million and $8.8 million for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily the result of the increase in operating income before depreciation and amortization and changes in certain asset and liability accounts.

The Company had working capital of $4.1 million at June 30, 1999.

Capital expenditures of approximately $7.5 million were made during the six months ended June 30, 1999 for the replacement and upgrading of equipment, including the ongoing conversion to digital television technology. As part of the Affiliation Agreement the Company agreed, subject to various conditions, to incur certain levels of capital expenditures. As a result of the continued conversion to digital television technology, the Company expects to incur capital expenditures of approximately $17 million in 1999. As a result of the Network Sale, the Company no longer has capital expenditure requirements with respect to network operations.

The New Credit Facilities include a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The New Credit Facilities require the Company to maintain certain financial ratios and, along with the Senior Discount Notes, impose on the Company certain limitations or prohibitions. The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $62 million outstanding at June 30, 1999. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its New Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company entered into two fixed rates for London Interbank Offered Rates ("LIBOR") swap transactions. If the Company were to have borrowings outstanding for the maximum amount possible under the New Credit Facilities, it would have $150 million principal amount subject to changes in interest rates, whereby a change of 100 basis points would have a $1.5 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

YEAR 2000 ISSUE

The Company has developed plans, utilizing internal resources, to ensure its information systems are capable of properly utilizing dates beyond December 31, 1999. Since January 1, 1997, the Company has upgraded or replaced many of its accounting and traffic computer systems, including the conversion to new software which is Year 2000 compliant, at a total cost of approximately $450,000. Additionally, the Company has evaluated its other principal computer systems and other systems utilizing computer technology and based on its current assessments, which are largely based upon representations of third parties, has determined they are substantially Year 2000 compliant. Although the Company believes it is substantially Year 2000 compliant, it is currently in the process of testing its critical information systems directly in order to ensure compliance, which is expected to be completed by September 1, 1999. The Company does not expect to incur more than an additional $250,000 for preparation relating to the Year 2000 issue.

The Company is also seeking to work with its relevant customers, suppliers and other service providers, including the Network Company, to ensure their systems are Year 2000 compliant. If any of the Company's customers are not Year 2000 compliant, the Company could, among other things, experience delays in collections of accounts receivable or reduced demand for advertising time. Further, Year 2000 non-compliance by the Company's suppliers and other service providers could adversely affect the overall operations of the Company. The Company depends on the Network Company for the substantial majority of its programming. Any disruptions to the Network Company's programming transmission would directly impact the Company. Although the impact on the Company caused by the failure of its significant customers, suppliers and other service providers to achieve Year 2000 compliance in a timely and effective manner is uncertain, the Company's business and results of operations could be materially adversely affected by such failure. The amount of such potential impact has not been estimated. However, the

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

------------------------------------------------------------------------------

Company does not believe that the most reasonably likely worst case Year 2000 scenario would significantly impact the Company's financial position. The Company does not have a formal contingency plan, however in the event of a failure in network broadcast operations the Company's disaster recovery plan provides for broadcasting at an alternate location. Additionally, the Company's major broadcast stations have alternate power sources.

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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27- Financial data schedule.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TELEMUNDO HOLDINGS, INC.
                                             (Registrant)

                                 By:  /s/  Peter J. Housman II
                                      ------------------------------------------
Dated:  August 13, 1999               Peter J. Housman II
                                      Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  27               Financial Data Schedule