Form 10-Q
period 1999-09-30
TELEMUNDO HOLDING INC
filed 1999-11-12
CIK 1069901

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /check mark/ No _____

         As of November 10, 1999 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

-------------------------------------------------------------------------------

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION*:                                                                             NO.
                                                                                                            ----

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 1999, the period August 13, 1998 to September 30, 1998 and of the Predecessor for the period July 1, 1998 to August 12, 1998 and the
         period January 1, 1998 to August 12, 1998 (Unaudited)............................................   2

    Consolidated Balance Sheets at September 30, 1999 (Unaudited)
         and December 31, 1998............................................................................   3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Nine Months Ended September 30, 1999 (Unaudited).........................................   4

    Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999, the period August 13, 1998 to September 30, 1998
         and of the Predecessor for the period January 1, 1998 to August 12, 1998 (Unaudited).............   5

    Notes to Consolidated Financial Statements (Unaudited)................................................   6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition....................................................   9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................  14

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K...............................................................  14

SIGNATURE.................................................................................................  15

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(In thousands)

                                                                  COMPANY                                  PREDECESSOR
                                               -----------------------------------------------   ----------------------------------
                                               THREE MONTHS      NINE MONTHS
                                                   ENDED            ENDED         AUGUST 13 TO        JULY 1 TO      JANUARY 1 TO
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,        AUGUST 12,      AUGUST 12,
                                                   1999              1999             1998              1998              1998
-----------------------------------------------------------------------------------------------------------------------------------
Net revenue........................................ $38,619       $116,082         $21,819             $23,135         $124,671
Costs and expenses:
    Direct operating costs.........................  15,653         46,354           7,518              10,762           63,861
    Selling, general and administrative
       expenses other than network and
       corporate...................................  11,298         36,224           5,599               4,900           25,515
    Network expenses...............................       -              -               -               3,390           18,546
    Corporate expenses.............................   1,290          4,091             717                 787            4,130
    Depreciation and amortization..................   7,063         20,953           2,636               1,546            9,024
                                                    -------       --------         -------              ------         --------
                                                     35,304        107,622          16,470               21,385         121,076
                                                    -------        -------         -------              -------        --------

Operating income...................................   3,315          8,460           5,349                1,750           3,595

Merger related expenses............................       -              -               -               (2,694)         (5,506)
Interest expense - net.............................  (9,200)       (26,966)         (5,254)              (2,386)        (13,067)
Other expense......................................    (465)          (465)              -                    -               -
                                                    -------        -------         -------              -------        --------

Income (loss) before income taxes and
   minority interest...............................  (6,350)       (18,971)             95               (3,330)        (14,978)
Income tax benefit (provision).....................     853          5,425            (692)                (776)         (3,113)
Minority interest..................................    (361)        (1,083)           (196)                (356)         (1,898)
                                                    -------        -------         -------              -------        --------

Net loss........................................... $(5,858)      $(14,629)        $  (793)             $(4,462)       $(19,989)
                                                    =======       ========         =======              =======        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)


                                                                             September 30,     December 31,
Assets                                                                                1999             1998
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents.................................................    $  4,965         $  8,680
    Accounts receivable, less allowance for doubtful accounts of $7,836
         and $7,585...........................................................      25,564           30,768
    Television programming....................................................       5,203            7,742
    Prepaid expenses and other................................................       2,693            2,819
    Due from Network Company, net.............................................       3,646            3,624
                                                                                  --------         --------
             Total current assets.............................................      42,071           53,633
Property and equipment, net...................................................      55,469           50,021
Television programming........................................................         674              846
Other assets..................................................................      14,034           15,991
Broadcast licenses and other intangible assets, net...........................     630,042          650,907
                                                                                  --------         --------

                                                                                  $742,290         $771,398
                                                                                  ========         ========

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses.....................................    $ 36,404         $ 35,648
    Television programming obligations........................................       1,286            1,303
    Current portion of long-term debt.........................................       4,250            1,063
                                                                                  --------          -------
            Total current liabilities.........................................      41,940           38,014
Long-term debt................................................................     396,985          398,889
Deferred taxes, net...........................................................      70,404           81,812
Other liabilities.............................................................      27,615           32,770
                                                                                  --------          -------
                                                                                   536,944          551,485
                                                                                  --------          -------

Minority interest.............................................................       5,490            5,428
                                                                                  --------          -------
Contingencies and commitments

Common stockholders' equity:
    Common stock, $.01 par value, 10,000 shares issued and outstanding........           -                -
    Additional paid-in capital................................................     214,013           214,013
    Retained earnings (deficit)...............................................     (14,157)              472
                                                                                  --------          --------
                                                                                   199,856           214,485
                                                                                  --------          --------

                                                                                  $742,290          $771,398
                                                                                  ========          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)


-------------------------------------------------------------------------------------------------------------------
                                           NUMBER OF                      ADDITIONAL       RETAINED          COMMON
                                              SHARES       COMMON            PAID-IN       EARNINGS    STOCKHOLDERS'
                                         OUTSTANDING        STOCK            CAPITAL       (DEFICIT)         EQUITY
                                         -----------       ------         ----------       ---------    ------------
Balance, December 31, 1998...............     10,000       $    -          $214,013        $    472       $214,485

Net loss.................................          -            -                 -         (14,629)       (14,629)
                                              ------       ------          --------        --------       --------

Balance, September 30, 1999..............     10,000       $    -          $214,013        $(14,157)      $199,856
                                              ======       ======          ========        ========       ========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(In thousands)

                                                                                    COMPANY                  PREDECESSOR
                                                                         -------------------------------     ------------
                                                                          NINE MONTHS
                                                                             ENDED          AUGUST 13 TO     JANUARY 1 TO
                                                                         SEPTEMBER 30,     SEPTEMBER 30,      AUGUST 12,
                                                                             1999               1998             1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................      $(14,629)        $   (793)          $(19,989)
Charges not affecting cash:
    Depreciation and amortization....................................        20,953            2,636              9,024
    Interest accretion...............................................        11,283            1,965              3,732
    Provision for losses on accounts receivable......................         1,001               48              1,720
    Minority interest................................................         1,083              196              1,898
Changes in assets and liabilities:
    Accounts receivable..............................................         4,953            8,433              5,956
    Television programming...........................................         2,711             (421)              (462)
    Television programming obligations...............................           (17)            (372)            (1,684)
    Due from Network Company, net....................................           (22)          (2,514)                 -
    Accounts payable and accrued expenses and other..................           145           (1,406)            13,467
    Deferred taxes...................................................        (6,941)               -                  -
                                                                           --------         --------           --------

           Cash flows provided from operating activities.............        20,520            7,772             13,662
                                                                           --------         --------           --------
CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment.................................        (10,501)            (484)            (6,569)
                                                                           --------         --------           --------

           Cash flows used in investing activity....................        (10,501)            (484)            (6,569)
                                                                           --------         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings under New Credit Facilities................              -          300,000                  -
Proceeds from Equity Contributions..................................              -          273,993                  -
Proceeds from issuance of Senior Discount Notes.....................              -          125,000                  -
Proceeds from Network Sale..........................................              -           73,993                  -
Repurchase of Telemundo equity interests............................              -         (518,282)                 -
Repurchase of 10.5% Notes, consent fees and related costs...........              -         (217,451)                 -
Repay other indebtedness and related costs..........................              -             (192)                 -
Deferred financing costs............................................              -          (14,500)                 -
Payments to minority interest partner...............................         (2,470)            (403)            (1,992)
Borrowings under New Credit Facilities..............................          2,000                -                  -
Payments under New Credit Facilities................................        (12,000)         (19,000)                 -
Merger costs........................................................         (1,264)          (6,852)                 -
Proceeds from exercise of warrants..................................              -                -              3,747
Payments of obligations under capital leases........................              -                -               (424)
Borrowings under Old Credit Facility................................              -                -              7,925
Payments under Old Credit Facility and related costs................              -             (272)           (11,721)
                                                                           --------         --------           --------

           Cash flows used in financing activities..................        (13,734)          (3,966)            (2,465)
                                                                           --------         --------           --------

Increase (decrease) in cash and cash equivalents....................         (3,715)           3,322              4,628
Cash and cash equivalents, beginning of period......................          8,680            7,006              2,378
                                                                           --------         --------           --------

Cash and cash equivalents, end of period............................       $  4,965         $ 10,328           $  7,006
                                                                           ========         ========           ========

Supplemental cash flow information:
    Interest paid...................................................       $ 14,905         $  7,390           $  7,090
                                                                           ========         ========           ========

    Income taxes paid, including Puerto Rico withholding taxes......       %  4,065         $     21           $    185
                                                                           ========         ========           ========

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

The following summarized, unaudited pro forma results of operations for the three and nine months ended September 30, 1998, assume the Merger, the Tender Offer, initial borrowings under the New Credit Facilities, the Equity Contributions, issuance of the Senior Discount Notes and the Network Sale occurred on January 1, 1998. The pro forma information is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger and related transactions been consummated on January 1, 1998, nor is it necessarily indicative of future operations.

                                                                      THREE MONTHS        NINE MONTHS
                                                                         ENDED               ENDED
     (IN THOUSANDS)                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1998                1998
     -------------------------------------------------------------------------------------------------
     Net revenue.................................................       $39,356            $114,091
     Operating income............................................         8,440              22,022
     Net loss....................................................        (3,581)            (12,984)

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and the Predecessor include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at September 30, 1999, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

Sony Pictures and Liberty, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $17.1 million in incremental net revenue for the nine months ended September 30, 1999, the unpaid portion of which is included in due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and unpaid amounts are included in due from Network Company, net.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue reflects seasonal patterns with respect to advertiser expenditures. Increased advertising during the holiday season results in increases in advertising revenue for the fourth quarter, particularly in Puerto Rico. As a result, the Company experiences seasonal fluctuations to a greater degree than its direct competitors and the broadcasting industry in general. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is pronounced. However, the allocation of advertising revenue pursuant to the Affiliation Agreement reduces the effects of historical seasonality on aggregate revenue.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are forward-looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of he Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the loss of key employees; the modification or termination of the Affiliation Agreement; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The three and nine months ended September 30, 1998 reflect the Merger and related transactions, including the impact of the Network Sale and Affiliation Agreement from August 13, 1998 to September 30, 1998. The Predecessor's results for periods prior to August 13, 1998 include the operations of the Telemundo Network and do not reflect Merger related transactions. Consequently, the results for the three and nine months ended September 30, 1998 are not comparable to the 1999 periods, which reflect the Merger and related transactions, including the impact of the Network Sale and the Affiliation Agreement for the entire period. Accordingly, MD&A has been presented on a historical basis and has been supplemented with certain pro forma disclosures. The pro forma results of operations for the three and nine months ended September 30, 1998 include the pro forma impact of the Network Sale, the Affiliation Agreement, interest expense on the Company's new indebtedness, amortization of broadcast licenses and other intangible assets resulting from the Merger, Merger related financing costs and the impact of other Merger related transactions, as if these transactions had occurred on January 1, 1998. The pro forma results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of what would have occurred if the Merger and related transactions had taken place on January 1, 1998.

Net revenue for the three and nine months ended September 30, 1999 as compared to the corresponding periods of 1998 was as follows (in thousands):

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                          --------------------------              --------------------------
                                             1999        1998(a)       CHANGE       1999           1998(b)     CHANGE
                                          --------       -------       ------     --------       -----------   ------
        Network and National Spot.......  $  5,411       $12,970        (58)%     $ 16,906       $ 58,005       (71)%
        Local...........................    24,436        22,073         11 %       69,236         63,575         9 %
        Incremental revenue from
           Affiliation Agreement........     4,178         2,674                    17,060          2,674
        Other revenue...................     4,594         7,237        (37)%       12,880         22,236       (42)%
                                          --------       -------                  --------       --------

        Net revenue.......................$38,619        $44,954        (14)%     $116,082       $146,490       (21)%
                                          =======        =======                  ========       ========

(a) The aggregate of the period from August 13, 1998 to September 30, 1998 and the period from July 1, 1998 to August 12, 1998 (Predecessor)
(b) The aggregate of the period from August 13, 1998 to September 30, 1998 and the period from January 1, 1998 to August 12, 1998 (Predecessor)

The decrease in network and national spot revenue for both the three and nine month periods ended September 30, 1999, as compared to the corresponding periods of 1998, is primarily the result of the Network Sale. Excluding network revenue, national spot revenue would have decreased by 13% and 6% for the three and nine month periods ended September 30, 1999, respectively. This was a result of the decline in overall average audience shares for the Company's U.S. stations, offset in part by the continued strong growth in the overall Spanish-language television market. In addition, several national spot advertisers had reallocated their advertising expenditures to network.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

The increase in local revenue is primarily the result of WKAQ-Puerto Rico maintaining its dominant audience share, coupled with growth in its overall market. Local revenue for the U.S. stations increased marginally from the prior year, where strong growth in the local Spanish-language television markets more than offset the overall decline in audience shares. In addition, WKAQ's revenue was negatively impacted for the three and nine months ended September 30, 1998 as a result of advertisers reducing their spending while business and services, including electricity, were disrupted due to damage caused by Hurricane Georges in September 1998.

The Telemundo network's average share of the weekday Spanish-language television network audience was 13% during the first and second quarters of 1999 and improved to 15% during the third quarter of 1999, compared to 16% during the first through third quarters of 1998. A change in audience share typically has a delayed impact on revenue.

To address the decline in audience share, the Network Company launched a new programming schedule in August 1999. The new schedule includes replacing several Monday through Friday prime time variety shows with telenovelas, creating original talk shows and improving sports programming. These initiatives are reflected in the improvement in the Telemundo network's audience share during the third quarter of 1999, as discussed above.

Incremental revenue from the Affiliation Agreement represents the allocation of Company and Network Company revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations.

Other revenue decreased primarily due to a decrease in the hours of blocks of broadcast time sold to independent programmers and the elimination of international program sales and affiliate representation revenue as a result of the Network Sale.

Net revenue would have decreased by $737,000 for the three months ended September 30, 1999 from the comparable period of the prior year on a pro forma basis which would have been due to a decrease in national spot revenue and other, offset in part by the increase in local revenue, as discussed above. Net revenue would have increased by $2.0 million for the nine months ended September 30, 1999 from the comparable period of the prior year on a pro forma basis which would have been due to an increase in network revenue included in the allocation of pooled revenue received pursuant to the Affiliation Agreement, as well as the increase in local revenue, offset in part by decreases in national spot and other revenue.

Direct operating costs decreased by 14% and 35% for the three and nine month periods ended September 30, 1999, respectively, from the corresponding periods of the prior year as a result of the Network Sale. Excluding those costs relating to the network, direct operating costs would have increased by 12% for the three and nine month periods ended September 30, 1999. This was primarily the result of increases of $1.6 million and $4.8 million for the three and nine month periods ended September 30, 1999, respectively, in station programming and production expenses related to costs incurred to produce and acquire station programming at WKAQ-Puerto Rico and produce local news in the U.S. The Company will continue to incur non-network programming expenditures in connection with its stations, including all programming expenditures for WKAQ. Pursuant to the Affiliation Agreement, the Company incurs under certain circumstances, levels of non-network programming expenditures which are greater than non-network programming expenditures historically incurred by the Company's stations. However, overall programming expenditures will be reduced from historical Predecessor levels as a result of the Network Company incurring all network programming costs.

Selling, general and administrative expenses other than network and corporate increased by 8% and 16% for the three and nine month periods ended September 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily the result of an increase in advertising and promotional expenditures and contractual increases in research service fees. Pursuant to the Affiliation Agreement, the Company incurs, under certain circumstances, levels of marketing and promotional expenditures which are greater than marketing and promotional expenditures historically incurred by the Company's stations.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

Corporate expenses decreased by $214,000 and $756,000 for the three and nine month periods ended September 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily the result of a reduction in corporate compensation in connection with the Merger and lower accrued performance based compensation, offset in part by the classification of certain functions as corporate expenses that were classified as network expenses in the prior year, such as corporate engineering, human resources and management information systems.

Depreciation and amortization increased by $2.9 million and $9.3 million for the three and nine month periods ended September 30, 1999, respectively, from the corresponding periods of the prior year. This was primarily a result of the additional value of broadcast licenses and other intangible assets recorded as a result of applying the purchase method of accounting to the Merger.

Interest expense for 1998 includes: (i) interest accrued and accreted on the 10.25% Senior Notes due 2001 ("10.25% Senior Notes") which were outstanding during such period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996 and the remaining outstanding amounts were redeemed in connection with the Merger), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "10.5% Senior Notes") (approximately 99.9% of which were tendered in a repurchase offer on August 12, 1998), (iii) amortization of deferred issuance costs for the 10.5% Senior Notes, and (iv) interest and amortization of fees on the Predecessor's revolving credit facility (the "Old Credit Facility") which was terminated on August 12, 1998. Interest expense for 1999 includes: (i) interest and amortization of fees on the new credit facilities providing for aggregate borrowings of up to $350.0 million (the "New Credit Facilities") at an average interest rate of 7.2% during the nine months ended September 30, 1999, (ii) interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes Due 2008, which were issued at a discount and structured to produce a yield to maturity of 11.5% per annum (the "Senior Discount Notes"), (iii) amortization of deferred issuance costs for the New Credit Facilities and the Senior Discount Notes and (iv) interest accrued and accreted on the remaining 10.5% Senior Notes. Interest expense was offset by $53,000 and $100,000 of interest income for the three months ended September 30, 1999 and 1998, respectively, and by $198,000 and $259,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

The income tax provision recorded in 1998 related to WKAQ, which is taxed separately under Puerto Rico income tax regulations, a provision for Puerto Rico withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The income tax benefit in 1999 results primarily from the tax effect of the reversal of deferred temporary differences offset in part by a provision for Puerto Rico income taxes and withholding taxes related to intercompany interest. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards ("NOLs") incurred prior to August 12, 1998 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% minority partner in Video 44, which is based on a minimum preferred distribution to such partner. Video 44 is a partnership that owns and operates WSNS-Chicago.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided from operating activities were $20.5 million and $21.4 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily the result of changes in certain asset and liability accounts, including the collection of network operations receivables and the change in deferred taxes, offset in part by the increase in operating income before depreciation and amortization.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

Capital expenditures of approximately $10.5 million were made during the nine months ended September 30, 1999 for the replacement and upgrading of equipment, including the ongoing conversion to digital television technology. As part of the Affiliation Agreement the Company agreed, subject to various conditions, to incur certain levels of capital expenditures. As a result of the continued conversion to digital television technology, the Company expects to incur an additional $4.5 million of capital expenditures in 1999. As a result of the Network Sale, the Company no longer has capital expenditure requirements with respect to network operations.

The Company had working capital of $131,000 at September 30, 1999.

The New Credit Facilities include a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The New Credit Facilities require the Company to maintain certain financial ratios and, along with the Senior Discount Notes, impose on the Company certain limitations or prohibitions. The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $59 million outstanding at September 30, 1999. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

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

YEAR 2000 ISSUE

The Company has developed plans, utilizing internal resources, to ensure its information systems are capable of properly utilizing dates beyond December 31, 1999. Since January 1, 1997, the Company has upgraded or replaced many of its accounting and traffic computer systems, including the conversion to new software which is Year 2000 compliant, at a total cost of approximately $950,000. Additionally, the Company has evaluated its other principal computer systems and other systems utilizing computer technology and based on its current assessments, which are largely based upon representations of third parties, has determined they are substantially Year 2000 compliant. The Company has tested some of its critical information systems directly in order to ensure compliance. The Company does not expect to incur any further significant amounts for preparation relating to the Year 2000 issue.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this document.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS
                  --------

                  27- Financial data schedule.

         (b)      REPORTS ON FORM 8-K
                  -------------------

                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELEMUNDO HOLDINGS, INC.
                                              (Registrant)


                                  By:  /s/  Peter J. Housman II
                                       --------------------------------------
Dated:  November 12, 1999              Peter J. Housman II
                                       Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

  27           Financial Data Schedule