Form 10-K405
period 1999-12-31
TELEMUNDO HOLDING INC
filed 2000-03-30
CIK 1069901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        Commission File Number 333-64709
                                   -----------

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

                                   -----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 27, 2000, there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of registrant's 1999 annual report to stockholders are incorporated by reference in items 6, 7, 7A and 8 of Part II of this report. Certain exhibits to the registration statement on Form S-4, as amended (Registration number 333-64709 filed with the Securities and Exchange Commission on September 29, 1998), are incorporated by reference in certain portions of
Item 14 of Part IV of this report.

================================================================================


                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I
    Item 1.     BUSINESS.............................................................1
    Item 2.     PROPERTIES..........................................................15
    Item 3.     LEGAL PROCEEDINGS...................................................16
    Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

PART II
    Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS........................................16
    Item 6.     SELECTED FINANCIAL DATA.............................................16
    Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION....................................16
    Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........16
    Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................16
    Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE...................................17
PART III
    Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................17
    Item 11.    EXECUTIVE COMPENSATION..............................................19
    Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......22
    Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24

PART IV
    Item 14.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K....26

                                     PART I

ITEM 1. BUSINESS

     Telemundo Holdings, Inc. ("Holdings", collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. For purposes of this report, unless the context requires otherwise, references to the United States exclude Puerto Rico. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas (as defined) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston and San Antonio. Four of these markets are among the five largest general Market Areas in the United States ("Market Area" or "DMA" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. ("Nielsen TV") and used by the television industry to describe a geographically distinct television market). The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico and 16 domestic low-power television stations.

     Holdings was formed as a holding company for the acquisition of Telemundo Group, Inc. ("Telemundo") and its subsidiaries through the Merger (as defined) that was consummated on August 12, 1998. Holdings owns 100% of Telemundo's outstanding capital stock. The capital stock of Holdings is owned 24.95% by Sony Pictures Entertainment Inc. ("Sony Pictures"), 24.95% by Liberty Media Corporation ("Liberty") and 50.1% by Station Partners, LLC ("Station Partners"). Station Partners is owned 68% by Apollo Investment Fund III, L.P. ("Apollo Investment"), which may be deemed to be an affiliate of TLMD Partners II, L.L.C. ("TMLD II"), a significant stockholder of Telemundo prior to the Merger, and 32% by Bastion Capital Fund, L.P. ("Bastion"), a significant stockholder of Telemundo prior to the Merger.

     The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, sitcoms and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger (as defined), which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty. The Company's Puerto Rico station broadcasts a similar variety of programs. However, a substantial amount of its programming is developed and produced or acquired directly by the station.

     The Network Company provides network programming to the Company's stations pursuant to an affiliation agreement with the Company and related affiliation agreements with the Company's owned and operated stations (collectively, the "Affiliation Agreement"). The Affiliation Agreement also provides for the Company and the Network Company to pool and share advertising revenue on a predetermined basis. See "Business--Affiliation Agreement." Including the Company's stations, the Network Company currently serves 63 markets in the United States, including 44 of the 45 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households.

FORWARD LOOKING DISCLOSURES

         Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", are forward looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the cost of programming; changes in technology; the loss of key employees; the modification or termination of the Affiliation Agreement; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission.

THE MERGER AND RELATED TRANSACTIONS

     As described above, Holdings was formed as a holding company for the acquisition of Telemundo and its subsidiaries through the Merger. The Merger was consummated on August 12, 1998 in accordance with the Agreement and Plan of Merger (the "Merger Agreement"), dated November 24, 1997, among Holdings, TLMD Acquisition Co. ("TLMD Acquisition"), a wholly owned subsidiary of Holdings, and Telemundo. Pursuant to the Merger Agreement, TLMD Acquisition was merged with and into Telemundo (the "Merger"), with Telemundo being the surviving corporation and becoming a wholly owned subsidiary of Holdings.

     The aggregate consideration paid in connection with the Merger (based on a purchase price of $44.12537 per share for each outstanding share of Telemundo's common stock) was approximately $773 million. Of this amount, $300.0 million was provided by borrowings under the Credit Facilities (as defined), $125.0 million was provided from the proceeds of the Senior Discount Notes Offering (as defined), $274.0 million was provided by the Equity Contributions (as defined) and $74.0 million was provided from the proceeds of the Network Sale (as defined).

     CREDIT FACILITIES. Telemundo has entered into a credit facilities agreement (the "Credit Facilities") providing for aggregate borrowings of up to $350.0 million, which are guaranteed by Holdings and substantially all of Telemundo's wholly owned domestic subsidiaries.

     EQUITY CONTRIBUTIONS. In connection with the Merger, Holdings received equity contributions (the "Equity Contributions") aggregating $274.0 million in cash from Sony Pictures, Liberty and Station Partners. The Equity Contributions were contributed by Holdings to TLMD Acquisition to fund a portion of the consideration paid in the Merger.

     NETWORK SALE. The Company sold its network operations, which consisted of substantially all of the programming and production assets of Telemundo Network, Inc. (the "Telemundo Network") to the Network Company for $74.0 million (the "Network Sale"). The Network Company and the Company have entered into the Affiliation Agreement pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue on a predetermined basis. See "Business--Affiliation Agreement" and "Certain Relationships and Related Transactions--Transactions Related to the Merger--Network Sale and Affiliation Agreement."

     TENDER OFFER. On August 12, 1998, TLMD Acquisition purchased approximately $191.7 million aggregate principal amount of Telemundo's 10.5% Senior Notes due 2006 (the "10.5% Notes") pursuant to an offer to purchase, as amended on July 20, 1998 (the "Tender Offer"). The aggregate principal amount purchased by TLMD Acquisition pursuant to the Tender Offer represented 99.9% of the aggregate principal amount outstanding.

     THE SENIOR DISCOUNT NOTES OFFERING. Substantially contemporaneously with the Merger, the Equity Contributions, the Network Sale, the Tender Offer and initial borrowings under the Credit Facilities, Holdings issued its 11.5% Senior Discount Notes due 2008, Series A (the "Series A Notes") in the aggregate principal amount at maturity of $218.8 million (the "Senior Discount Notes Offering"). On September 29, 1998, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-4 under the Securities Act of 1933, as amended, pursuant to which Holdings would exchange each $1,000 principal amount at maturity of its 11.5% Senior Discount Notes due 2008, Series B (the "Senior Discount Notes") for each $1,000 principal amount outstanding of its Series A Notes (the "Exchange Offer"). The terms of the Series A and Senior Discount Notes are identical in all material respects with the exception of certain registration rights. The Registration Statement was declared effective by the Commission on February 16, 1999. The Exchange Offer commenced on February 16, 1999 and was terminated on March 18, 1999, with 100% of the aggregate principal amount outstanding of the Series A Notes being exchanged for an equivalent amount of Senior Discount Notes.

TELEVISION STATIONS

     The Company owns and operates eight full-power and 16 low-power Spanish-language television stations in the United States and Puerto Rico.

     FULL-POWER STATIONS

     The Company's U.S. owned and operated full-power stations broadcast network programming provided by the Network Company and produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets. Each full-power station also sells blocks of broadcast time during certain non-network programming hours to independent programmers ("block time programmers"). The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations.

                                                                                                              NUMBER OF
                                                                                                                OTHER
                                                                            RANKING OF       RANKING OF       FULL-POWER
                                            NUMBER OF                       MARKET AREA     MARKET AREA    SPANISH-LANGUAGE
                                             HISPANIC         HISPANICS      BY NUMBER       BY NUMBER        TELEVISION
                                            TELEVISION    AS A PERCENTAGE   OF HISPANIC      OF TOTAL         STATIONS
     MARKET AREA           STATION        HOUSEHOLDS IN      OF TOTAL       TELEVISION      TELEVISION     OPERATING IN
       SERVED            AND CHANNEL      MARKET AREA(1)   POPULATION(2)   HOUSEHOLDS(1)   HOUSEHOLDS(1)   MARKET AREA(3)
     -----------         -----------      --------------  ---------------  -------------   -------------   ----------------
Los Angeles, CA        KVEA (Ch. 52)         1,502,780           40%              1               2                3
New York, NY           WNJU (Ch. 47)         1,031,330           18%              2               1                1
Miami, FL              WSCV (Ch. 51)           486,850           38%              3              16                3
San Francisco, CA      KSTS (Ch. 48)           348,410           20%              4               5                1
Chicago, IL(4)         WSNS (Ch. 44)           331,250           14%              5               3                1
Houston, TX            KTMD (Ch. 48)           326,280           25%              6              11                1
San Antonio, TX        KVDA (Ch. 60)           318,230           55%              7              37                1
San Juan, PR           WKAQ (Ch. 2)          1,205,348           --              --              --                6

(1)  Estimated by Nielsen TV as of January 2000, except for Puerto Rico, which was estimated by Mediafax as of
     January 2000.
(2)  Claritas, Inc., 1999, derived from U.S. Census Bureau data and other government statistics.
(3)  The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF.
(4)  The Company owns a 74.5% interest in WSNS through a joint venture.

     LOS ANGELES: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. Los Angeles is the largest U.S. Hispanic market, representing approximately 17% of the Hispanic television households in the United States. An estimated 6.2 million Hispanics reside in the Los Angeles DMA, constituting approximately 40% of the Los Angeles DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 1999, and immigration trends indicate that the Hispanic population will continue to grow rapidly. The Hispanic population in Los Angeles is predominantly Mexican in origin.

     NEW YORK: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 12% of the Hispanic television households in the United States. An estimated 3.5 million Hispanics reside in the New York DMA, constituting approximately 18% of the New York DMA population. The Hispanic population in New York increased by approximately 66% between 1980 and 1999. Although approximately 46% of this market is of Puerto Rican origin, the remainder of the New York Hispanic community is relatively diverse.

     MIAMI: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.4 million Hispanics reside in the Miami DMA (which includes Ft. Lauderdale), constituting approximately 38% of the Miami DMA population. It has been estimated that more than half of the population of Miami-Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 1999. Approximately 53% of Hispanics in Miami are of Cuban origin.

     SAN FRANCISCO: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco market. KSTS began operating as a Spanish-language station in 1987. The San Francisco Hispanic market is the fourth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the San Francisco DMA (which includes San Jose and Oakland), constituting approximately 20% of the San Francisco DMA population. The Hispanic population in this market doubled from 1980 to 1999 and is over 68% of Mexican origin.

     CHICAGO: The Company owns a 74.5% interest in and operates WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the fifth largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the Chicago DMA, constituting approximately 14% of the Chicago DMA population. The Hispanic population in Chicago almost doubled from 1980 to 1999 and is approximately 69% of Mexican origin.

     HOUSTON: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston market. KTMD began operating as a Spanish-language station in 1987. The Houston market is the sixth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.2 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 25% of the Houston DMA population. The Hispanic population in Houston more than doubled between 1980 and 1999 and is principally of Mexican origin.

     SAN ANTONIO: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the seventh largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.0 million Hispanics reside in the San Antonio DMA, constituting approximately 55% of the San Antonio DMA population. The Hispanic population in San Antonio, which is principally of Mexican origin, increased by approximately 68% between 1980 and 1999.

     SAN JUAN, PUERTO RICO: The Company owns and operates television station WKAQ, Channel 2, licensed to San Juan, Puerto Rico, which together with its affiliate, WOLE (Channel 12 in Aguadilla), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.9 million.

     LOW-POWER STATIONS

     Low-power stations ("LPTVs") generally operate at significantly lower levels of power than full-power stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area in which they are located. LPTVs extend the Company's and the Network Company's coverage in areas where the Company does not own a full-power television station or where the Network Company does not have a full-power network affiliate. The Company's low-power television stations operate with minimal staff and generally do not originate programming or have their own sales forces.

     In addition to its 16 owned and operated LPTVs, the Company has received permission from the FCC to build one additional LPTV.

     The following table sets forth certain information about the Company's owned and operated LPTVs.

                                                            NUMBER OF HISPANIC
                                                           TELEVISION HOUSEHOLDS
            MARKET AREA SERVED                STATION(S)     IN MARKET AREA(1)
            ------------------                -----------  --------------------
Albuquerque/Santa Fe, NM(2)............          K52BS            189,050
Sacramento, CA(2)(3)...................   K47DQ, K52CK, K61FI     172,650
Austin, TX(2)(3)(4)....................          K11SF             93,750
Boston, MA.............................          W32AY             89,970
Salinas/Monterey, CA...................          K15CU             60,820
Salt Lake City, UT.....................         KEJT-LP            48,000
Colorado Springs, CO...................          K49CJ             45,400
Santa Barbara/Santa Maria/San Luis
  Obispo, CA(2)........................      K27EI, K47GD          44,590
Odessa/Midland, TX(2)..................      K60EE, K49CD          41,890
Amarillo, TX...........................          K36DV             31,460
Reno, NV...............................          K52FF             23,640
Abilene, TX............................          K40DX             15,660

(1)  Estimated by Nielsen TV as of January 2000.
(2)  These areas are served by more than one LPTV, including affiliated LPTVs.
(3)  These LPTVs no longer carry Telemundo network programming.
(4) Since December 1996, the Company has been operating K11SF pursuant to special temporary authority ("STA") granted by the FCC, which expires on April 22, 2000. The Company plans to seek an extension of the STA.

AFFILIATION AGREEMENT

     Pursuant to the Affiliation Agreement, the Network Company provides programming to the Company, and the Company and the Network Company pool and share advertising revenue on a predetermined basis. The initial term of the Affiliation Agreement is ten years and the Network Company will have the right to renew the Affiliation Agreement for two consecutive five-year terms if certain performance goals are met. The Affiliation Agreement is terminable by either party in the event of a "material default of a material provision" (as defined therein). The Network Company may terminate its obligations with respect to any of the Company's low-power television stations and enter into an affiliation agreement with either another low-power or a full-power television station in the same licensed community (which need not be owned by the Company) if that station has greater signal coverage than that of the terminated low-power station. In addition, the obligations of the Network Company under the Affiliation Agreement as to a particular station can be terminated under certain limited circumstances. All network-programming costs are borne by the Network Company. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures in the future. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company may elect to incur a portion of such expenditures in a subsequent year.

     PROGRAMMING

     The Affiliation Agreement provides that the Network Company will provide all network programming. Subject to certain exceptions, the Company has the exclusive broadcast rights in the areas in which the Company operates. Moreover, any licensing to third parties of any programs first shown on the network is subject to agreed upon limitations. Pursuant to the Affiliation Agreement, all expenses associated with the development of original Network Company programming will be borne by the Network Company, while all expenses related to the development of local programming will be borne by the Company. Each of the stations is responsible for approximately 1 to 3 hours of local programming daily, consisting primarily of local news and coverage of community affairs.

     ADVERTISING AND REVENUE SHARING

     Pursuant to the Affiliation Agreement, the Network Company is responsible for the sale of all network advertising time, as well as the sale of national spot advertising time on behalf of network affiliated stations (including the Company's owned and operated stations), while the Company is responsible for the sale of local advertising time. Revenue is shared based on a formula applied to a combination of the Company's revenue (excluding revenue from Puerto Rico) and the Network Company's advertising revenue. The Affiliation Agreement provides that not less than 50% of all advertising time during network programming will be available for local and national spot advertising. All advertising revenue subject to allocation is net of uncollectible amounts.

     Under certain limited circumstances involving a specified number of "Willful Unauthorized Preemptions" or "Other Unauthorized Preemptions" or a "Change in Operations" (each as defined in the Affiliation Agreement) affecting a particular station, the obligations of the Network Company with respect to such station may be terminated by the Network Company. Upon such a termination, the percentage of net advertising revenue contributed by the Network Company as part of the pooled advertising revenue to be shared under the Affiliation Agreement would be reduced proportionately.

CARRIAGE AGREEMENT

     The Network Company has entered into a carriage agreement (the "Carriage Agreement") with a subsidiary of AT&T Cable Services, formerly known as Tele-Communications, Inc. ("TCI"). Pursuant to the Carriage Agreement, the Network Company pays TCI fees for delivering new Hispanic surname households as subscribers to a TCI cable system carrying the Network Company's programming ("TCI Hispanic Subscribers"). The Affiliation Agreement provides that the Company will reimburse the Network Company for one-half of the fees actually paid by the Network Company (up to $2.50 per TCI Hispanic Subscriber) for the first 400,000 TCI Hispanic Subscribers, and a specified percentage of such fees (up to a maximum payment obligation of $1,000,000) for TCI Hispanic Subscribers in excess of 400,000 and for new Hispanic cable subscribers on other than TCI cable systems carrying the Network Company's programming ("Non-TCI Subscribers"). The Company's maximum total payment obligation for additional TCI Hispanic Subscribers and Non-TCI Subscribers is $2,000,000. Liberty is the programming unit of TCI.

PROGRAMMING

     As a result of the Affiliation Agreement, the Company relies on the Network Company for network programming. The Company's stations broadcast a wide variety of network programming, including telenovelas, talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, sitcoms and dramatic series. The programming provided by the Telemundo network is either produced by the Network Company or purchased from various program suppliers, primarily in Mexico and Latin America. The Telemundo network's programming schedule is further supplemented by feature films from Sony Pictures' library.

     The Telemundo network's programming schedule for the 1999-2000 season includes four prime-time telenovelas, the Emmy Award-winning show, OCURRIO ASI (IT HAPPENED LIKE THIS), a one-hour reality-based investigative news magazine show, LAURA EN AMERICA (LAURA IN AMERICA), a talk show designed to entertain and educate the public with a mix of interviews and discussions about a wide variety of issues, PADRE ALBERTO (FATHER ALBERT), a talk show hosted by Father Albert Cutie that discusses a wide range of mainstream social issues, EL Y ELLA (HE AND SHE), a talk show that discusses everyday topics and common problems from the male and female perspective, and various sports-oriented programs, including FUTBOL TELEMUNDO (TELEMUNDO SOCCER), FUTBOL MEXICANO (MEXICAN SOCCER), TITULARES TELEMUNDO (TELEMUNDO SPORTS HEADLINES) and BOXEO TELEMUNDO (TELEMUNDO BOXING).

     The Telemundo network's programming currently includes newscasts of NOTICIERO TELEMUNDO (TELEMUNDO NEWS), which is produced by the Network Company and provides the latest developments on major national and international news stories twice each weekday.

     In addition, the Company's full-power stations produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets.

     The programming lineup of WKAQ in Puerto Rico differs from that of the Telemundo network, but includes approximately 6 hours per week of network programming. Through its production studios, WKAQ produces approximately 34 hours of programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal for the Puerto Rico market to purchase telenovelas and other programming produced by Televisa, S.A. de C.V. ("Televisa"), the largest supplier of Spanish-language programming in the world, pursuant to a programming agreement that expires in May 2005. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

NETWORK COMPANY AFFILIATES

     In addition to the Company's owned and operated stations, the Network Company provides programming to 183 affiliates serving 48 Hispanic markets in the United States. These affiliates, which consist of 32 affiliated broadcast stations and 151 satellite direct cable affiliates that take the Network Company's signal directly from the satellite, represent approximately 31% of the Network Company's total coverage of the U.S. Hispanic market.

SALES AND MARKETING

     Pursuant to the Affiliation Agreement, the Network Company is responsible for the sale of all network advertising time, as well as the sale of national spot advertising time on behalf of network affiliated stations (including the Company's owned and operated stations), while the Company is responsible for the sale of local advertising time. Revenue is shared between the Company and the Network Company based on a formula applied to a combination of the Company's and the Network Company's advertising revenue (excluding revenue from Puerto Rico). See "--Affiliation Agreement." Each of the Company's owned and operated full-power stations maintains a sales and marketing force to sell local advertising time.

     The Network Company currently has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language media, to sell advertising time broadcast over the Network Company's entire network (network sales) and to sell advertising time in markets covered by the Company's owned and operated stations and the Network Company's other network affiliates (national spot sales). The Network Company currently has national sales offices in New York, Los Angeles, Miami, Chicago, San Francisco, San Antonio, Dallas, Houston and Orange County, California.

     The Company and the Network Company sell advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of Telemundo's 1999 total revenue. According to HISPANIC BUSINESS MAGAZINE, the top ten advertisers in Spanish-language media in 1999, all of which broadcast advertisements over the Telemundo network and the Company's owned and operated stations, were:

           The Procter & Gamble Co.               Anheuser-Busch Companies Inc.
           AT&T Corp.                             Toyota Motor Corp.
           MCI Communications Corporation         Kraft Foods, Inc.
           Sears, Roebuck & Co.                   Johnson & Johnson
           McDonald's Corporation                 Colgate-Palmolive Company

     Additionally, the Network Company and each of the Company's stations sell blocks of air time during non-network programming hours to block time programmers. Since the Merger, the Company's stations have replaced and are continuing to replace certain time periods historically sold to block time programmers with network programming.

AUDIENCE MEASUREMENT SYSTEMS

     The Company's advertising revenue depends to a large extent on its audience share. The Nielsen Hispanic Television Index ("NHTI"), which began in November 1992, and the Nielsen Hispanic Station Index ("NHSI") provide national network
(NHTI) and local (NHSI) television ratings and share data for the Hispanic audience. Effective March 1, 2000, the Company entered into a services agreement with Nielsen TV to obtain Nielsen Station Index ("NSI") television ratings and share data for all of its U.S. full-power stations, except KVDA. NSI measures local station viewing of all households in a specific Market Area.

COMPETITION

     The broadcasting industry has become increasingly competitive in recent years. The competitive success of a television network or station depends primarily on public response to the programs broadcast, which affects the revenue earned by the network or station from the sale of advertising time. In addition to programming, factors determining competitive position include management's ability and experience, marketing, research and promotional efforts.

     In the Spanish-language television broadcast market, the Company faces significant competition from Univision Communications, Inc. ("Univision"), which operates the other national Spanish-language broadcast company in the United States and has a substantially greater audience share than the Company. In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station. Together, the Univision stations and the Univision network affiliates reach a larger percentage of Hispanic viewers in the United States than the Company's owned and operated stations and the Network Company's network affiliates and within the last year have attracted as much as 87% of the U.S. Spanish-language television network audience (as reported by Nielsen TV). Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 2.9 million Hispanic subscribers, representing approximately 61% of all Hispanic households that subscribe to cable television. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision"), which are significant stockholders of Univision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air in the United States all Spanish-language programming produced by Televisa and Venevision. These supply contracts have traditionally provided Univision with a competitive programming advantage.

     From time to time, parties have announced intentions to form other national Spanish-language broadcast networks in the United States. To date, the Company is not aware of any substantive activity with respect to the establishment of any such network.

     There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent full-power Spanish-language television stations compete with Company-owned stations in the Los Angeles and Miami Market Areas.

     The Company's owned and operated television stations and the Network Company's affiliates also face competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, direct broadcast satellites, radio stations, internet sites, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. The Company also competes with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in certain cities, the UPN and WB networks. Certain of these and other English-language networks have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. There can be no assurance that current Spanish-language television viewers will continue to watch the Company's or any other Spanish-language broadcaster's programming rather than English-language programming or Spanish-language simulcast programming.

     In Puerto Rico, WKAQ has three significant Spanish-language television station competitors. In addition, three other Spanish-language television stations operate in that market. Although the general market programming of the major English-language U.S. networks is available in Puerto Rico through cable carriage, none of such networks has attracted a significant share of the Puerto Rico audience to date. In October 1999, the ownership of WAPA, one of WKAQ's significant competitors, was transferred from Pegasus Broadcasting of San Juan, L.L.C. to a subsidiary of LIN Television Corporation. In addition, in August 1998 Raycom Media, Inc. received FCC consent to acquire ownership control of WLII(TV), San Juan-Caguas, Puerto Rico, another significant competitor of WKAQ. Such transactions were consummated in September 1998. It is not possible for the Company to predict the effect that the acquisitions described above may have on its Puerto Rico television station.

     Further advances in technology such as video compression, programming delivered through fiber optic telephone lines and programming broadcast on the internet could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.

     Additionally, recent changes in FCC regulations, including new television duopoly rules, may result in increased competition.

FCC REGULATION

     LICENSING

     The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was substantially amended by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

     The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Pursuant to the terms of the Telecommunications Act, the FCC increased the terms of such licenses and their renewals from five to eight years. FCC licenses of full-power stations held by the Company have the following expiration dates: WKAQ and WSCV--February 1, 2005; WSNS--December 1, 2005; KTMD and KVDA--August 1, 2006; KSTS and KVEA--December 1, 2006; aND WNJU--June 1, 2007. The Company must apply to renew these licenses. Under the Communications Act, interested parties, including members of the public, may file petitions to deny a license renewal application, but competing applications for the license will not be accepted unless the current licensee's renewal application is denied. In response to petitions to deny or other facts raising a "substantial and material" question whether a renewal grant would be in the public interest, the FCC will conduct a hearing on specified issues to determine whether renewal should be granted. The FCC is required to grant a license renewal application if (i) the licensee has served the public interest; (ii) the licensee has not engaged in any serious violations of the Communications Act or the FCC's rules and regulations; and (iii) the licensee has not engaged in any other violations that would indicate a pattern of abuse of FCC rules or the Communications Act. The FCC may deny a license renewal application only if it finds that a licensee has failed to meet this test and there are no mitigating circumstances to warrant renewal for less than the full term or with conditions. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that its licenses will be renewed.

     INITIAL FCC CONSENT

     The Senior Discount Notes Offering, the Merger, the Equity Contributions, the Network Sale, the Tender Offer, the closing of the Credit Facilities and the related transactions are collectively referred to herein as the "Transactions". On July 30, 1998, the FCC issued an initial consent to the transfer of control of broadcast licenses to Holdings (the "Initial FCC Consent"). The parties consummated the Transactions on the basis of the Initial FCC Consent. Any person whose interests are adversely affected by an FCC consent to the transfer of control of a licensee or the assignment of a license has 30 days after public notice thereof to seek reconsideration or review of the FCC consent. If no timely petition for reconsideration or review of the consent is filed within 30 days thereof and the FCC does not timely reconsider the action on its own motion within 40 days thereof, such consent becomes a final order and is no longer subject to further administrative or judicial review at the close of business on the 40th day after public notice of the consent. On August 6, 1998 Univision, the Company's primary competitor, filed an application (the "Univision Application") seeking review of the Initial FCC Consent. On August 26, 1998, the Company filed its opposition to the Univision Application and on September 19, 1998, Univision filed its reply. The FCC has not yet acted upon the Univision Application, which has substantially delayed the Initial FCC Consent becoming a final order. The Company cannot predict the timing for FCC action on, or the outcome of, the Univision Application or any timely judicial appeal of the FCC decision on the Univision Application.

     ATTRIBUTABLE INTERESTS

     Under current FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation owning or controlling television stations, subject to certain exceptions, there is generally attribution only to officers and directors and to stockholders who own 5% or more of the outstanding voting stock (except for certain institutional investors, which are subject to a 20% voting stock benchmark, provided certain conditions are satisfied). In addition, under one of these exceptions there is no attribution of minority stock interests if there is a single holder of more than 50% of the outstanding voting stock of a corporate broadcast licensee in which the minority interest is held. Pursuant to recently adopted rules, the FCC decided to treat equity and debt interests, which combined exceed 33% of a station licensee's total assets, as an "attributable interest" if the party holding such equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these new "equity/debt plus" rules, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. Any nonconforming interests acquired after that date must be brought into compliance by August 5, 2000.

     TELEVISION ("TV") DUOPOLY RULES

     In its review of its regulations governing television broadcasting, the FCC adopted rules relating to television duopolies (the "TV Duopoly Rules"), which also became effective in November 1999. The TV Duopoly Rules permit parties to own more than one TV station without regard to signal contour overlap provided they are located in separate DMA's. In addition, the new rules permit parties in larger DMA's to own up to two television stations in the same DMA so long as (a) at least eight independently owned and operating full-power commercial and non-commercial television stations will remain in the market post-acquisition and (b) at least one of the two stations in the proposed duopoly is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same DMA so long as the stations' Grade A service contours do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the TV Duopoly Rules if located in the same DMA as the "parent" station. Further, the FCC may grant a waiver of the TV Duopoly Rules if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station.

     NATIONAL OWNERSHIP RULES


     The FCC's Broadcast Television National Ownership Rules also prohibit a party from having an attributable interest in television stations located in markets which, in the aggregate, include more than 35% of total U.S. television households. (For purposes of this rule, UHF stations are attributed with 50% of the television households in their respective markets.) Under the ownership rules, the FCC will count the audience in each market only once.
If a broadcast licensee has an attributable interest in a second television station in a market, whether by virtue of ownership, a local marketing agreement or a parent-satellite operation, the audience for that market will not be counted twice for purposes of determining compliance with the national cap.

     CROSS-OWNERSHIP RULES

     The FCC's rules adopted pursuant to the Telecommunications Act also prohibit (with certain qualifications) a party from holding attributable interests in (i) a television and a radio station, (ii) a television station and a cable television system, or (iii) a television or radio station and a daily newspaper, in the same local market. As of November 1999, the FCC revised its "cross-interest" policy, which generally prohibited a party (or parties under common control) that had an attributable interest, in one media company from having a non-attributable but "meaningful" interest, including a significant non-voting equity interest in another media company serving "substantially the same area". The Company does not have any attributable interests in other broadcast stations, cable systems or newspapers. The parent company of one of the Company's stockholders directly or indirectly holds (i) attributable interests in cable television systems within each of the markets served by the Company's television stations and (ii) non-attributable interests in television stations operating within certain of the markets served by the Company's television stations. In addition, a limited partner of one of the Company's stockholders holds attributable interests in cable television systems within two of the markets served by the Company's television stations. Pursuant to the Initial FCC Consent, these interests were deemed not to be attributable to the Company under FCC rules and not to be "meaningful" for purposes of the FCC's cross-interest policy, which was then in effect.

     On March 12, 1998, the FCC commenced a formal inquiry to review certain of these broadcast ownership rules which were not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. The Company cannot predict the timing or effect of any changes resulting from these rulemaking proceedings.

     FOREIGN OWNERSHIP RESTRICTIONS

     The Communications Act authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives, or a foreign government or a representative thereof, or any corporation organized under the laws of a foreign country (collectively, "Aliens"). The FCC has issued interpretations of existing law, under which these restrictions in modified form apply to other forms of business organizations, including partnerships. In the Initial FCC Consent, the FCC held that 22.67% of the capital stock of the Company is indirectly owned of record by Aliens and that 23.26% of the voting stock of the Company is indirectly voted by Aliens. If the FCC ultimately determines that more than 25% of the capital stock of the Company is indirectly owned of record or voted by Aliens, the Initial Stockholders are prepared to restructure their respective investment in the Company or take any other action necessary to reduce the indirect Alien ownership in the Company to no more than 25%.

     COVERAGE AND MUST-CARRY RIGHTS

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), as defined by the Arbitron 1991-92 Television Market Guide. However, these must-carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and the location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. LPTVs have very limited must-carry rights, although cable systems cannot retransmit LPTVs' signals without their consent. The Company's owned and operated full-power stations have elected must-carry rights. The Telecommunications Act modified the way in which markets for carriage will be determined for purposes of the must-carry rules by providing that the FCC will determine a broadcast station's market by using commercial publications that delineate television markets based on viewing patterns. This modification has resulted in the FCC ruling that for the election period commencing January 1, 2000, a station's market will be defined by the DMA to which it has been designated. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed.

     A number of the Company's stations serving several markets and many of the Network Company's affiliates are classified by the FCC as "low-power" stations. Certain of the Company's owned and operated stations and the Network Company's affiliates increase their coverage through use of "translators" that rebroadcast the station's signal. Both low-power and translator stations are referred to as "LPTV" stations and generally operate at significantly lower levels of power than full-power stations. Under FCC rules, in addition to its policies regarding digital television technology ("DTV"), such LPTV stations operate on a secondary basis, and therefore are subject to displacement, and they must tolerate defined levels of electromagnetic interference from full-power stations.

     DIGITAL TELEVISION ("DTV")

     On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV service (including high-definition television) in the United States. The digital table of allotments provides each existing full-power television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The most recent biennial review commenced in March 2000. In accordance with FCC rules, applications for construction permits for the Company's DTV stations were submitted by November 1, 1999, and construction must be completed by May 1, 2002. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs during the transition period. In addition, on July 10, 1998, the FCC initiated a rulemaking proceeding to determine how the must-carry rule will be applied to the digital broadcast channel assigned to each current full-power television station licensee. The Company cannot predict the effect this proceeding will have on the cable carriage of the Company's full-power television stations. Also, pursuant to the Telecommunications Act, on November 19, 1998, the FCC adopted rules that require broadcasters to pay the United States Treasury a fee of five percent of gross revenue received from ancillary or supplementary uses of their DTV spectrum for which the broadcasters charge subscription fees or other compensation, other than advertising revenues derived from free, over-the-air broadcasting.

     The FCC also commenced a proceeding in December 1999 to consider additional public interest obligations for television stations as they transition to digital broadcast television operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, the Company's stations may be required to increase their current level of public interest programming which generally does not generate as much revenue from commercial advertisers.

     CLASS A LOW-POWER TELEVISION

     In November 1999, Congress passed the Community Broadcasters Act of 1999, which directs the FCC to offer a new Class A status to qualifying LPTVs. To qualify, LPTVs had to meet certain programming and operational criteria and were required to notify the FCC of their eligibility by January 28, 2000. All of the Company's LPTVs submitted such notification letters to the FCC by the January 28, 2000 deadline. The FCC must adopt rules regarding the new Class A service by the end of March 2000, after which qualifying LPTVs must submit a formal application. The FCC has commenced a proceeding to consider rules governing the eligibility and operation of Class A stations. The Class A stations would receive certain interference protection against full-power stations and other LPTVs, which may benefit the Company's qualifying LPTVs but may also limit the Company's ability to modify its full-power television facilities in the future.

     SATELLITE CARRIAGE OF TELEVISION BROADCAST SIGNALS

     In November 1999, Congress passed legislation amending the Satellite Home Viewer Act, which governs the delivery of television broadcast signals by satellite companies. The legislation authorizes the satellite delivery of local broadcast signals to customers located in a television station's local market. Satellite carriers need not obtain consent from the television station to retransmit the local signal until May 29, 2000. The legislation requires television stations to negotiate in good faith with satellite companies regarding retransmission consent. Pursuant to a rulemaking proceeding initiated in December 1999 to address the legislation, the FCC adopted rules in March 2000 setting forth standards for negotiations to satisfy the "good faith" test and to implement the legislative prohibition on television stations entering into exclusive retransmission consent agreements, including those that would take effect after the prohibition's expiration on January 1, 2006. The Company's television stations may enter into retransmission consent negotiations with satellite carriers during the first half of 2000. Congress also has imposed "must-carry" obligations on satellite carriers with respect to certain local television stations, beginning January 1, 2002.

     CHILDREN'S PROGRAMMING/RESTRICTIONS ON BROADCAST ADVERTISING

     Stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office and "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office. Prior to primaries and general elections, legally qualified candidates may be charged no more than the station's "lowest unit charge" for the same class of advertisement. Pursuant to the Children's Television Act of 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger has been limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) serves the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license. Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined proposals which may eliminate or severely restrict the advertising of beer and wine.

     EQUAL EMPLOYMENT OPPORTUNITY REQUIREMENTS

     The FCC's rules formerly required that broadcast licensees develop and implement programs designed to promote equal employment opportunities and submit reports on these matters on an annual basis and at renewal time. In 1998, the United States Court of Appeals for the District of Columbia Circuit declared these rules unconstitutional. Subsequently, the FCC initiated a rulemaking procedure to reestablish employment regulations, and in January 2000, the FCC adopted new equal employment opportunity rules for broadcasters. The FCC's new rules reaffirm the prior rule prohibiting discrimination on the basis of race, religion, color, national origin or gender, and require broadcasters to maintain a recruitment outreach program to ensure that all qualified applicants have the opportunity to apply for job vacancies. Broadcasters will be required to prepare reports concerning equal employment opportunity outreach programs on an annual basis and to file those reports with the FCC periodically throughout the license term. The FCC will review the reports and a station's compliance midway through the license term and in connection with the station's license renewal. Broadcasters will also be required to complete annual reports regarding their employment profile that will be used by the FCC to monitor industry trends. The FCC's new rules are not yet effective and therefore are subject to reconsideration and modification in subsequent proceedings.

     PROPOSED REGULATORY CHANGES

     The Telecommunications Act modified or eliminated restrictions on the offering of multiple network services by the existing major television networks, restrictions on the participation by the regional telephone operating companies in cable television and other direct-to-home video technologies, and certain restrictions on broadcast station ownership. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:
(i) affect the operation, ownership and profitability of the Company and its television broadcast stations; (ii) result in the loss of audience share and advertising revenue of the Company's television broadcast stations; and (iii) affect the ability of the Company to acquire additional television broadcast stations or finance such acquisitions. Such matters include proposals to impose spectrum use or other fees upon licensees; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, including DTV; proposals to restrict or prohibit the advertising of alcoholic beverages; changes in the FCC's multiple ownership, alien ownership, and attribution rules and policies; and proposals to limit the tax deductibility of advertising expenses. The adoption of various measures could accelerate the existing trend toward vertical integration in the media and home entertainment industries and cause the Company to face more formidable competition in the future. The Company is unable to predict whether these or other potential changes in the regulatory environment could restrict or curtail the ability of the Company to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of television stations and other media properties.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the Telecommunications Act, or of the regulations and policies of the FCC. From time to time, proposals for additional or revised regulations and requirements are pending before or are being considered by Congress and the FCC. At this time, the Company cannot predict the impact of current FCC regulations outlined above, the timing or outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the ultimate impact of any of those changes on the Company's broadcast operations.

ENVIRONMENTAL MATTERS

     Under certain environmental laws, a current or previous owner of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended ("CERCLA"), and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator, or other responsible party was at fault for the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures for compliance. In connection with the ownership or operation of its facilities, the Company could be liable for such costs in the future.

     The Company currently is not aware of any material environmental claims pending or threatened against it, and does not believe it is subject to any material environmental remediation obligations. However, no assurance can be given that a material environmental claim or compliance obligation will not arise in the future. The cost of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could impose material costs on the Company.

SEASONALITY OF BUSINESS

     Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue reflects seasonal patterns with respect to advertiser expenditures. Increased advertising during the holiday season results in increases in revenue for the fourth quarter. The seasonality is more pronounced in Puerto Rico and as a result, the Company may experience seasonal fluctuations to a greater degree than the U.S. broadcasting industry in general. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced. Seasonal revenue fluctuations in the Company's revenue may also be impacted by the revenue sharing formula in the Affiliation Agreement.

EMPLOYEES

     As of December 31, 1999, the Company and its subsidiaries had approximately 808 full-time employees, approximately 214 of whom were employees of WKAQ in Puerto Rico. Approximately 55 employees of KVEA, 63 employees of WNJU, 36 employees of KSTS, 132 employees of WKAQ and 28 employees of WSNS are unionized. The collective bargaining agreements covering the union employees at WNJU and WSNS are currently being negotiated. The Company believes its relations with its employees and unions are satisfactory.

ITEM 2. PROPERTIES

     The table below sets forth the Company's principal properties as of December 31, 1999.

                                                                                                     LEASE/OPTION
  STATION           LOCATION                     USE                OWNED/LEASED    SIZE (SQ. FT.)    EXPIRATION
  -------           --------                     ---                ------------    --------------    ----------
WSCV        Hialeah, FL              Office & studio(1)                Leased           25,000        2000/2004
                                     Transmission tower site           Leased                         2004/2011

WNJU        Hasbrouck Hts, NJ        Office & studio(2)                Leased           15,000        2003/2007
                                     Transmission tower site(3)        Leased                            2004

KVEA        Glendale, CA             Office & studio                   Leased           32,000        2002/2007
                                     Transmission tower site           Leased                            (4)

KTMD        Houston, TX              Office & studio                   Leased           17,000           2003
                                     Transmission tower site           Owned                             N/A

KSTS        San Jose, CA             Office & studio                   Leased           16,000           2003
                                     Transmission tower site           Leased                         2015/2025

WSNS        Chicago, IL              Office & studio                   Owned            21,000           N/A
                                     Transmission tower site           Leased                         2009/2019

KVDA        San Antonio, TX          Office & studio                   Owned            20,000           N/A
                                     Transmission tower site           Owned                             N/A

WKAQ        San Juan, Puerto Rico    Office & studio                   Owned           200,000           N/A
                                     Transmission tower site(5)        Leased                            2009

(1)  WSCV and the Company also share additional space in the Network Company's operations center in Hialeah,
     Florida.
(2)  WNJU also shares space in the Network Company's national sales offices in New York, New York.
(3)  Located in New York, New York.
(4)  The Company currently uses this site pursuant to an oral lease whose term will expire in 2003, with options to extend until 2013.
(5)  Located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico.

     The Company also leases various properties throughout the country for its LPTVs. None of these lease commitments are material to the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in a number of other actions arising out of the ordinary course of business and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. As of March 27, 2000, there were three holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. The Senior Discount Notes and the Credit Facilities contain restrictions on the Company's ability to pay dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company, set forth in the Company's 1999 Annual Report to Stockholders under "Selected Historical Consolidated Financial Data," at page 1, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 1999 Annual Report to Stockholders at pages 2 through 8, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk, set forth in the Company's 1999 Annual Report to Stockholders under "Liquidity and Sources of Capital," at pages 6 through 8, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and related notes thereto, set forth in the Company's 1999 Annual Report to Stockholders at pages 9 through 26, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each executive officer and director of Holdings:

             NAME                   AGE                 POSITION
             ----                   ---                 --------
       Roland A. Hernandez.......   42    Chief Executive Officer and Chairman
       Richard J. Blangiardi.....   53    President
       Peter J. Housman II.......   48    Chief Financial Officer and Treasurer
       Vincent L. Sadusky........   34    Vice President, Finance
       Leon D. Black.............   48    Director
       Guillermo Bron............   48    Director
       Brian D. Finn.............   39    Director
       Yair Landau...............   36    Director
       Enrique F. Senior.........   56    Director
       Bruce H. Spector..........   57    Director
       Barry Thurston............   58    Director
       Edward M. Yorke...........   41    Director

     ROLAND A. HERNANDEZ. Mr. Hernandez has been Chief Executive Officer and Chairman of the Board of Directors of Holdings since August 1998, President of Holdings from August 1998 to November 1999, a director of Telemundo since 1989, Chief Executive Officer of Telemundo since March 1995 and President of Telemundo from March 1995 to November 1999. Since November 1997, Mr. Hernandez has been an executive officer of HIC Broadcast, Inc. ("HIC"), which owns Spanish-language television station KFWD, Channel 52, a broadcast affiliate of the Telemundo network serving the Dallas/Fort Worth market. From 1987 to 1997, Mr. Hernandez was an executive officer of the corporate general partner of Interspan Communications ("Interspan"), the predecessor to HIC. Mr. Hernandez is also a director of Wal-Mart Stores, Inc. and Eritmo.com.

     RICHARD J. BLANGIARDI. Mr. Blangiardi has been President of the Company since November 17, 1999. From March to November 1999, Mr. Blangiardi served as the Chief Operating Officer and Director of Brad Marks International, an executive search firm dedicated to the entertainment, broadcast communications, new media and convergence industries. From January 1997 to December 1998, Mr. Blangiardi served as Chief Executive Officer of Premier Horse Network, a start-up network devoted to programming for equine enthusiasts. From June 1994 to December 1996, Mr. Blangiardi served as the Group President of River City Broadcasting.

     PETER J. HOUSMAN II. Mr. Housman has been the Chief Financial Officer and Treasurer of the Company since August 1998 and the Chief Financial Officer and Treasurer of Telemundo since February 1987.

     VINCENT L. SADUSKY. Mr. Sadusky has been Vice President, Finance of the Company since November 1998. From March 1994 to November 1998, Mr. Sadusky held various financial positions with Telemundo, most recently as Vice President, Finance. From 1986 to March 1994, Mr. Sadusky served in the accounting firm of Ernst & Young LLP, most recently as a Manager.

     LEON D. BLACK. Mr. Black has been a director of Holdings since August 1998 and was Chairman of the Board of Directors of Telemundo from December 1994 to August 1998. Mr. Black is one of the founding principals and, since its formation, has been a limited partner of Apollo Advisors, L.P. ("Apollo Advisors"), which was established in 1990 and which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P., Apollo Investment Fund III, L.P. and Apollo Investment Fund IV, L.P., private securities investment funds. Mr. Black is also a founding principal of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Black is also a director of Converse, Inc., Samsonite Corporation and Vail Resorts, Inc.

     GUILLERMO BRON. Mr. Bron has been a director of Holdings since August 1998 and was a director of Telemundo from December 1994 to August 1998. From July 1993 to the present, Mr. Bron has been an officer, director and principal stockholder of the corporate general partner of Bastion Partners, which is the general partner of Bastion. Mr. Bron is also a director of United PanAm Financial Corp.

     BRIAN D. FINN. Mr. Finn has been a director of Holdings since August 1998. Mr. Finn has been a principal of Clayton, Dubilier & Rice, Inc., a private investment firm, since 1997. From 1993 to 1997, Mr. Finn was a Managing Director and Co-Head of Mergers & Acquisitions at Credit Suisse First Boston. Mr. Finn is also a director of U.S. Office Products Company and Dynatech Corporation.

     YAIR LANDAU. Mr. Landau has been a director of Holdings since August 1998. Mr. Landau joined Sony Pictures in May 1991 and from October 1997 to March 2000 served as Sony Pictures' Executive Vice President, Corporate Development and Strategic Planning. Mr. Landau became President of Sony Pictures Digital Entertainment, Inc. on March 13, 2000.

     ENRIQUE F. SENIOR. Mr. Senior has been a director of Holdings since August 1998. Mr. Senior is a Managing Director and Executive Vice President of Allen & Company Incorporated, having joined Allen & Company in 1973. Mr. Senior is also a director of Princeton Video Image, Inc. and dick clark productions, inc.

     BRUCE H. SPECTOR. Mr. Spector has been a director of Holdings since August 1998 and was a director of Telemundo from December 1994 to August 1998. From 1992 to 1995, Mr. Spector was a consultant to Apollo Advisors. In March 1995, Mr. Spector became a principal of Apollo Advisors. Mr. Spector is also a director of Metropolis Realty Trust, Inc., Vail Resorts, Inc. and Pacer International, Inc.

     BARRY THURSTON. Mr. Thurston has been a director of Holdings since August 1998. Mr. Thurston has served as President of Columbia TriStar Television Distribution, an affiliate of Sony Pictures, and its predecessors since 1986. In this capacity, Mr. Thurston is responsible for the domestic distribution to television outlets of all of Sony Pictures' television and feature film product.

     EDWARD M. YORKE. Mr. Yorke has been a director of Holdings since August 1998 and was a director of Telemundo from June 1995 to August 1998. Since August 1998, Mr. Yorke has been a Managing Director and principal of Donaldson, Lufkin & Jenrette Securities Corporation. From 1992 to August 1998, Mr. Yorke was a principal of Apollo Advisors and Lion Advisors.

     Pursuant to the Stockholders Agreement (as defined), Station Partners, Sony Pictures and Liberty agreed to elect nine directors to the Board of Directors of Holdings, of which four directors are designated by Station Partners, two directors are designated by Sony Pictures, one director is nominated by Liberty, subject to the approval of a majority of the outstanding shares of common stock of the Company held by stockholders other than Liberty, and two directors are designated as independent. One of the independent directors is nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director is nominated by Liberty and Sony Pictures, subject to the approval of Station Partners. Station Partners has designated Messrs. Black, Bron, Hernandez and Spector as directors, Sony Pictures has designated Messrs. Landau and Thurston as directors and Mr. Finn has been nominated by Liberty. Messrs. Senior and Yorke have been selected as the independent directors. The Stockholders Agreement also requires that certain Major Decisions receive the unanimous approval of each of Station Partners, Sony Pictures and Liberty. See "Certain Relationships and Related Transactions--Transactions Related to the Merger--Stockholders Agreement."

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997 paid to (a) the Chief Executive Officer and (b) the other four most highly compensated executive officers of the Company during 1999 (collectively, the "Named Executive Officers").

                                                                                           LONG TERM
                                                                                         COMPENSATION
                                                       ANNUAL COMPENSATION                AWARDS (#)
                                                       --------------------               -----------
                                                                          ANNUAL          SECURITIES          ALL OTHER
                                                                          BONUS           UNDERLYING         COMPENSATION
NAME AND PRINCIPAL POSITION DURING 1999      YEAR      SALARY ($)         ($)(1)           OPTIONS (#)          ($)(2)
---------------------------------------     ----      -----------        -------          -----------          ------
Roland A. Hernandez.................        1999          800,000         400,000                  0               9,305
   Chief Executive Officer and              1998          782,700         733,333                  0               9,116
   Chairman                                 1997          700,000               0             30,000               8,438

Richard J. Blangiardi...............        1999           43,077(3)            0                  0                 120
   President                                1998                0               0                  0                   0
                                            1997                0               0                  0                   0

Peter J. Housman II.................        1999          400,000         200,000                  0               7,329
   Chief Financial Officer and              1998          387,000         366,666                  0               7,140
   Treasurer                                1997          325,000               0             30,000               6,233

Osvaldo F. Torres(4)................        1999          209,230          75,000                  0               6,634
   Senior Vice President, Business          1998          177,400          52,500                  0               5,587
   Affairs, General Counsel                 1997          142,900          30,000             15,000               5,729
   and Secretary

Vincent L. Sadusky..................        1999          147,930          60,000                  0               6,086
   Vice President, Finance                  1998          120,700          37,500                  0               5,696
                                            1997          102,700          30,000             15,000               5,495

(1)  Bonus amounts represent compensation for services for the respective years shown.

(2)  The following amounts are included in the above table. Retirement contributions and matching 401(k) contributions:
     Mr. Hernandez--$6,488 for 1999, $6,600 for 1998 and $4,750 for 1997; Mr. Blangiardi--$0 for 1999, $0 for 1998 and $0
     for 1997; Mr. Housman--$6,488 for 1999, $6,600 for 1998 and $4,750 for 1997; Mr. Torres--$5,809 for 1999, $5,047 for
     1998 and $4,750 for 1997; and Mr. Sadusky--$5,273 for 1999, $5,221 for 1998 and $4,750 for 1997. Life insurance premium payments: Mr. Hernandez--$2,705 for 1999, $2,516 for 1998 and $3,688 for 1997; Mr. Blangiardi--$120 for 1999,
     $0 for 1998 and $0 for 1997; Mr. Housman--$729 for 1999, $540 for 1998 and $1,483 in 1997; Mr. Torres--$729 for
     1999, $540 for 1998 and $979 in 1997; and Mr. Sadusky--$729 for 1999, $475 for 1998 and $745 in 1997.

(3)  The salary figure for Mr. Blangiardi represents compensation paid from November 17, 1999 to December 31, 1999.
     His current annual salary is $400,000.

(4)  Mr. Torres' employment agreement with Telemundo, dated as of September 10, 1997, remained in effect until December
     31, 1999. Mr. Torres was no longer employed by the Company as of January 14, 2000.

     OPTION GRANTS IN 1999

     No options were granted by Holdings or Telemundo in 1999. Currently, the Company has no stock option plans.

     AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUE

     No options were exercised in 1999.

     DIRECTORS' COMPENSATION

     Each of the directors of Holdings, other than Mr. Hernandez, serving on the Board of Directors of Holdings receives for services as a director (i) $18,000 as an annual retainer, (ii) $2,500 for each regularly scheduled Board meeting attended, (iii) a $2,500 annual fee for each committee such director serves on and (iv) $1,500 for each extraordinary meeting of the Board attended.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of Holdings are Bruce H. Spector, Brian D. Finn and Barry Thurston. None of the members of the Compensation Committee has ever served as an officer or employee of Holdings, nor has any such member served as a member of a compensation committee or other board of directors' committee performing similar functions of any other entity in 1999, except that Mr. Finn served on the compensation committee for U.S. Office Products Company and Dynatech Corporation.

      EMPLOYMENT AGREEMENTS

     Mr. Hernandez's employment agreement with Telemundo, dated as of March 9, 1995, as amended, remains in effect until February 28, 2001 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. Mr. Hernandez's employment agreement provides for an annual base salary of $800,000 from February 29, 1998 through the remainder of his term of employment and annual bonuses for each of the 1999, 2000 and 2001 fiscal years of up to 100% of his base salary, in each case, if Telemundo achieves certain EBITDA targets (as defined in the employment agreement). If Mr. Hernandez's employment is terminated because of death, disability or other event rendering him unable to perform his duties and obligations under the agreement, in addition to his base salary and certain benefits through the date of termination, Telemundo is obligated to pay him a bonus, if earned, for the year in which such termination occurred. If Mr. Hernandez is terminated for "cause" (as defined in the employment agreement) or if he resigns without "good reason" (as defined in the employment agreement) pursuant to a resignation that is not a "specified resignation" (as defined in the employment agreement), Telemundo is obligated to pay Mr. Hernandez only his base salary and certain other benefits through the date of termination or resignation. The agreement provides that if Mr. Hernandez is terminated by Telemundo "without cause" or if Mr. Hernandez terminates the employment agreement for "good reason" (as defined in the employment agreement), Mr. Hernandez will be entitled to receive through an entitlement date that is the later of February 28, 2001, or the first anniversary of the date of termination of his employment, (i) his base salary,
(ii) his bonus for the fiscal year in which such termination occurs and (iii) his benefits (or reimbursement of the cost thereof) under his employment agreement. Mr. Hernandez's agreement also provides that if (a) there is a "change of control transaction" (as defined in the employment agreement), (b) he is offered a position allowing him to keep his title with the successor to all or any part of Telemundo's business and (c) a "diminution in duty" (as defined in the employment agreement) would have occurred but for the offer of a position as described in clause (b) above, then Mr. Hernandez will have the option of declining the position offered as described in clause (b) above and instead modify his position to a position (but not senior to that offered) that has such work location, time commitment, duties, responsibilities and terms as he may specify in his sole and absolute discretion after consultation with Telemundo. In addition, his employment agreement provides for "specified resignation rights" (as defined in the applicable employment agreement) which allow Mr. Hernandez, during the one-month period beginning 14 months after a change of control transaction, to terminate his employment for any reason whatsoever; any such termination will be treated as if it were a termination for "good reason" (the consequences of which are described above).

     Mr. Blangiardi's employment agreement with Holdings, dated as of November 17, 1999, remains in effect until November 16, 2002. The employment agreement provides for an annual base salary of $400,000 from November 17, 1999 through November 16, 2000, $425,000 from November 17, 2000 through November 16, 2001 and $450,000 from November 17, 2001 through November 16, 2002. Mr. Blangiardi's employment agreement provides for annual bonuses for each of the 2000, 2001 and 2002 fiscal years of (i) up to 50% of his base salary if Telemundo achieves certain revenue and EBITDA targets (as defined in the employment agreement) for each respective year and (ii) an additional discretionary performance bonus of up to 25% of his base salary based solely upon an assessment of Mr. Blangiardi's performance under his employment agreement, without regard to the financial performance of Holdings. If Mr. Blangiardi resigns without "good reason" (as defined in the employment agreement) he shall only be entitled to receive (i) his base salary earned up to the date of resignation and (ii) all benefits due to him up to the date of resignation. Mr. Blangiardi also has the right to terminate his employment agreement if a "designated relocation," a "failure to adopt an SAR plan," "bankruptcy of the company," or any "other good reason event" (each as defined in the employment agreement) occurs, and is entitled to receive (i) his base salary for six months after the date of termination, (ii) his bonus, if any, earned for the fiscal year in which such termination occurs, which will be prorated to the date of termination, and (iii) all benefits to which he is entitled for six months after the date of termination. Mr. Blangiardi may be asked to relocate from Los Angeles, California to Hialeah, Florida after his first year of employment. Holdings has the right to terminate the employment agreement if a "failure to relocate" (as defined in the employment agreement) occurs, in which case Mr. Blangiardi is entitled to receive (i) his base salary through the date of termination, (ii) his bonus, if any, earned for the fiscal year in which such termination occurs, which is prorated to the date of termination, and (iii) all benefits to which he is entitled through the date of termination. If Mr. Blangiardi's employment is terminated because of death or disability, in addition to his base salary and certain benefits through the date of termination, Holdings is obligated to pay Mr. Blangiardi a bonus, if earned, for the year in which such termination occurred. If Mr. Blangiardi is terminated for "cause" (as defined in the employment agreement) or if he resigns without "good reason" (as defined in the employment agreement), Holdings is obligated to pay him only his base salary and certain other benefits through the date of termination or resignation. The agreement provides that if Mr. Blangiardi is terminated by Holdings "without cause" or if Mr. Blangiardi terminates the agreement for "good reason" (each as defined in the employment agreement), he will be entitled to receive through an entitlement date that is the later of November 16, 2002, or the first anniversary of the date of termination his employment, (i) his base salary, (ii) his bonus for the fiscal year in which such termination occurs and (iii) his benefits (or reimbursement of the cost thereof) under his employment agreement. In addition, the employment agreement provides for "specified resignation rights" (as defined in the employment agreement) which allow Mr. Blangiardi, during the one-month period beginning 6 months after a Change of Control Transaction (as defined in the employment agreement), to terminate his employment for any reason whatsoever; any such termination will be treated as if it were a termination for "good reason" (the consequences of which are described above).

     Mr. Housman's amended and restated employment agreement with Holdings, dated as of November 1, 1999, remains in effect until November 30, 2001 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. Mr. Housman's employment agreement provides for an annual base salary of $400,000 from November 1, 1999 through the remainder of the term of his employment agreement. For fiscal year 1999, Mr. Housman's employment agreement provides that he is entitled to a $200,000 bonus payment. For fiscal year 2000, Mr. Housman's employment agreement provides that he is entitled to a bonus of up to 100% of his base salary if Holdings achieves certain EBITDA targets (as defined in the employment agreement); provided, however, that his bonus for fiscal year 2000 or any portion thereof will be at least $200,000. However, in the event a transaction is announced that would result in a Change of Control (as defined in the employment agreement), Mr. Housman is entitled to a transaction bonus equal to $400,000 in lieu of the previously described fiscal year 2000 bonus payment. Finally, for fiscal year 2001 and each subsequent fiscal year during the term of Mr. Housman's employment agreement, he is entitled to a bonus of up to 100% of his base salary if Holdings achieves certain EBITDA targets (as defined in the employment agreement). If Mr. Housman's employment is terminated because of death or disability, in addition to his base salary and certain benefits through the date of termination, Holdings is obligated to pay him a bonus, if earned, for the year in which such termination occurred. If Mr. Housman is terminated for "cause" (as defined in the employment agreement) or if he resigns without "good reason" (as defined in the employment agreement) pursuant to a resignation that is not a "specified resignation" (as defined in the employment agreement), Holdings is obligated to pay Mr. Housman only his base salary and certain other benefits through the date of termination or resignation. In addition, his employment agreement provides for "specified resignation rights" (as defined in the applicable employment agreement) which allow Mr. Housman, at any time after June 30, 2000, to terminate his employment for any reason whatsoever and any such termination will be treated as if it were a termination for "good reason" (the consequences of which are described below). The agreement provides that if Mr. Housman is terminated by Holdings "without cause" or if Mr. Housman terminates the employment agreement for "good reason" (as defined in the employment agreement), Mr. Housman will be entitled to receive through an entitlement date that is the later of November 30, 2001, or the first anniversary of the date of termination of his employment, (i) his base salary, (ii) his bonus for the fiscal year in which such termination occurs and (iii) his benefits (or reimbursement of the cost thereof) under his employment agreement. Mr. Housman's agreement also provides that if (a) there is a "change of control transaction" (as defined in the employment agreement), (b) he is offered a position allowing him to keep his title with the successor to all or any part of Holdings' business and (c) a "diminution in duty" (as defined in the employment agreement) would have occurred but for the offer of a position as described in clause (b) above, then Mr. Housman will have the option of declining the position offered as described in clause (b) above and instead modify his position to a position (but not senior to that offered) that has such work location, time commitment, duties, responsibilities and terms as he may specify in his sole and absolute discretion after consultation with Holdings.

     Mr. Torres' employment agreement with Telemundo, dated as of September 10, 1997, remained in effect until December 31, 1999. Mr. Torres was no longer employed by the Company as of January 14, 2000. The Company has no further compensation obligations under Mr. Torres' employment agreement.

     Mr. Sadusky entered into a new employment agreement with Holdings dated as of January 1, 2000. Pursuant to Mr. Sadusky's employment agreement, his current annual base salary is $170,000. For the 2000 fiscal year, Mr. Sadusky is entitled to a Bonus (as defined in the employment agreement) equal to forty percent of his then current base salary. The Bonus is awarded without regard to Holdings' EBITDA for such fiscal year. Effective December 31, 2000, Mr. Sadusky has the right to resign without "good reason" (as defined in the employment agreement) and is entitled to receive (i) his base salary through June 30, 2001 and (ii) all benefits through June 30, 2001. Mr. Sadusky also has the right to terminate his employment agreement if a "diminution in duty," a "designated relocation," or any other "good reason event" (each as defined in the employment agreement) occurs and is entitled to receive (i) his base salary through June 30, 2001, (ii) his bonus, if any, earned for the fiscal year in which such termination occurs and (iii) all benefits to which he is entitled through June 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1999, the number and percentage of outstanding shares of voting stock of Holdings beneficially owned by: (i) each executive officer and director of Holdings; (ii) all executive officers and directors of Holdings as a group; and (iii) each person known by Holdings to own beneficially more than five percent of Holdings' voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of voting stock of Holdings indicated as beneficially owned by them, except as otherwise noted.

                                                    NUMBER OF  PERCENT
     NAME AND ADDRESS OF BENEFICIAL OWNER            SHARES   OF CLASS
     ------------------------------------            ------   --------
     5% OWNERS:
     Station Partners, LLC(1)(2)................      7,505    75.05%
        c/o Apollo Management, L.P.
        1301 Avenue of the Americas
         New York, New York 10019

     Liberty Media Corporation(2)...............      2,495    24.95%
        8101 East Prentice Avenue
        Englewood, Colorado 80111

     Sony Pictures Entertainment Inc............      2,495    24.95%
        10202 West Washington Boulevard
        Culver City, California 90232

     EXECUTIVE OFFICERS AND DIRECTORS:
     Roland A. Hernandez........................    --        --
     Richard J. Blangiardi......................    --        --
     Peter J. Housman II........................    --        --
     Osvaldo F. Torres(3).......................    --        --
     Vincent L. Sadusky.........................    --        --
     Leon D. Black (4)..........................    --        --
     Guillermo Bron (5).........................    --        --
     Brian D. Finn..............................    --        --
     Yair Landau (6)............................    --        --
     Enrique F. Senior..........................    --        --
     Bruce H. Spector (4).......................    --        --
     Barry Thurston (6).........................    --        --
     Edward M. Yorke............................    --        --

     All directors and officers as a group(7)...    --        --

(1) Station Partners is owned approximately 68% by Apollo Investment and approximately 32% by Bastion. Apollo Investment is a Delaware limited partnership of which Apollo Advisors II, L.P., a Delaware limited partnership ("Advisors II"), is the managing general partner. Apollo Capital Management II, Inc., a Delaware corporation ("Apollo Capital II"), is the general partner of Advisors II. Apollo Management L.P., a Delaware limited partnership ("Apollo Management"), serves as manager of Apollo Investment. AIF III Management, Inc., a Delaware corporation ("AIM"), is the general partner of Apollo Management. Mr. Leon Black, a director of Holdings, is a director and stockholder of Apollo Capital II, a director of AIM and one of the founding principals and a limited partner of Apollo Investment. Mr. Bruce Spector, a director of Holdings, is a principal of Apollo Management and Advisors II and a Vice President of Apollo Capital
     II. Bastion Capital Fund, L.P. is a Delaware limited partnership. The sole general partner of Bastion Capital Fund, L.P. is Bastion Partners, L.P., a Delaware limited partnership ("Bastion Partners"). The general partners of Bastion Partners are Bron Corp., a Delaware corporation ("BC"), and Villanueva Investments, Inc., a Delaware corporation ("VII"). The sole holder of voting stock and the sole director and officer of BC is Mr. Guillermo Bron, a director of Holdings. The sole holder of voting stock of VII is the Daniel Villanueva Living Trust, a trust created under the laws of California, the co-trustees of which are Daniel D. Villanueva and Myrna
     E. Villanueva. Mr. Villanueva, a director of Telemundo prior to the Merger, is the sole director and principal officer of VII. Messrs. Bron and Villanueva are the managing directors of Bastion Capital Corp., which manages the affairs of Bastion pursuant to a management agreement.
(2) Liberty has granted to Station Partners a proxy to vote all of the shares of common stock of Holdings owned by Liberty. As a result of such proxy, Liberty is not entitled to vote any of the shares of common stock of Holdings owned by it. Such shares are included in the amount shown as beneficially owned by Station Partners in the table above.
(3)  Mr. Torres was no longer employed by the Company as of January 14, 2000.
(4) Messrs. Black and Spector are associated with Apollo Management, the manager of Apollo Investment, and disclaim beneficial ownership of all shares of Holdings held by Station Partners.
(5) Mr. Bron is associated with Bastion and disclaims beneficial ownership of all shares of Holdings held by Station Partners.
(6) Messrs. Landau and Thurston are associated with Sony Pictures and disclaim beneficial ownership of all shares of Holdings held by Sony Pictures.
(7) Excludes shares shown in the table above as held by Station Partners, Liberty and Sony Pictures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE MERGER

     NETWORK SALE AND AFFILIATION AGREEMENT

     In connection with the Merger, the Company sold its network operations, which consisted of substantially all of the programming and production assets of the Telemundo Network, to the Network Company. The Network Company is equally owned by an affiliate of Sony Pictures and an affiliate of Liberty. Sony Pictures and Liberty each own 24.95% of Holdings. The proceeds of the Network Sale were used to fund the consummation of the Merger and refinance existing indebtedness of Telemundo.

     In connection with the Network Sale, the Company also entered into the Affiliation Agreement with the Network Company, pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue on a predetermined basis. See "Business--Affiliation Agreement."

     PROXY

     Station Partners has the right to vote 75.05% of the common stock of Holdings as a result of the grant by Liberty of an irrevocable proxy to vote all of its shares of the common stock of Holdings. The proxy may be terminated by Liberty under certain specified circumstances.

     STOCKHOLDERS AGREEMENT

     In connection with the Merger, Sony Pictures, Liberty and Station Partners (collectively, the "Initial Stockholders") entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the Initial Stockholders agreed to elect nine directors to the Board of Directors of Holdings, of which four directors would be designated by Station Partners, two directors would be designated by Sony Pictures, one director would be nominated by Liberty, subject to the approval of a majority of the outstanding shares of common stock of the Company held by stockholders other than Liberty, and two directors would be designated as independent. One of the independent directors would be nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director would be nominated by Liberty and Sony Pictures, subject to the approval of Station Partners.

     The Stockholders Agreement requires that Major Decisions (as defined in the Stockholders Agreement) receive the unanimous approval of the Initial Stockholders. Major Decisions include (i) changing the nature or scope of the Company's predominantly Spanish-language broadcast business or acquiring an additional material broadcast station or other substantial business, (ii) issuing any equity or debt securities of Holdings, (iii) merging, consolidating or reorganizing the Company, (iv) selling all or substantially all of the assets of the Company, (v) selling assets of the Company with a fair value in excess of $10 million, (vi) taking any action relating to the termination, dissolution, liquidation or winding-up of the Company, (vii) taking any action that would constitute certain events of insolvency and (viii) entering into any related transaction between any station or the Company and any of its affiliates (excluding transactions between the Company and the Network Company). In addition, the approval of Station Partners and Sony Pictures is required to permit any station owned, directly or indirectly, by Holdings to enter into, amend, take any action to terminate or fail to renew any affiliation agreement. The Stockholders Agreement also requires that the appointment of the Chief Executive Officer and Chief Financial Officer, on the recommendation of Station Partners, be approved by Sony Pictures.

     PUT/CALL AGREEMENT

     In general, common stock of Holdings held by an Initial Stockholder may not be transferred without the consent of the other Initial Stockholders. The Initial Stockholders have entered into a Put/Call Agreement, pursuant to which, at any time after the fifth anniversary of the Merger, and subject to regulatory approval, including FCC approval, Station Partners has the right to sell its ownership interest in Holdings to Sony Pictures and Liberty. Each of Sony Pictures and Liberty are severally obligated to purchase 50% of such ownership interest for a price (the "Station Partners Selling Price") equal to a proportional amount, based upon Station Partners' then ownership interest in Holdings, of the price that an unrelated third party would pay to acquire the entire ownership of Holdings, in an arm's-length transaction. Notwithstanding the foregoing, the parties also agreed to certain minimum and maximum values with respect to the Station Partners Selling Price derived from a predetermined and agreed upon formula. Finally, if Station Partners exercises its right to sell to Sony Pictures and Liberty its ownership interest in Holdings, Sony Pictures and Liberty also will be required to purchase certain rights to interests in the Network Company held by Station Partners (the "Network Rights") at a price derived from a predetermined and agreed upon formula.

     At any time after the fifth anniversary of the Merger, and subject to regulatory approval, including FCC approval, Liberty and Sony Pictures have the right to purchase Station Partners' ownership interest in Holdings. If Liberty and Sony Pictures exercise this right, Station Partners is obligated to sell, and Liberty and Sony Pictures are severally obligated to purchase 50% of such ownership interest for a price (the "Liberty-Sony Pictures Purchase Price") equal to a proportional amount, based upon Station Partners' then ownership interest in Holdings, of the price that an unrelated third party would pay to acquire the entire ownership of Holdings, in an arm's-length transaction. Notwithstanding the foregoing, the parties also agreed to certain minimum and maximum values with respect to the Liberty-Sony Pictures Purchase Price derived from a predetermined and agreed upon formula. Finally, if Liberty and Sony Pictures exercise their right to purchase Station Partners' ownership interest in Holdings, Sony Pictures and Liberty also will be required to purchase certain rights to interests in the Network Company held by Station Partners (the "Network Rights") at a price derived from a predetermined and agreed upon formula.

     SHARING AGREEMENT

     Pursuant to a sharing agreement dated as of August 12, 1998 between Telemundo and the Network Company, Telemundo and the Network Company share certain facilities, equipment and administrative services, the cost of which is shared and borne ratably between the parties.

OTHER TRANSACTIONS

     TELEMUNDO TRANSACTIONS WITH SONY PICTURES

     Telemundo Network, Inc. has entered into various agreements with Columbia TrisTar Television and Columbia TriStar Distribution pursuant to which Columbia TriStar Television Distribution has agreed to license to Telemundo Network, Inc. for broadcast on the Telemundo network certain motion pictures and Columbia TriStar Television has agreed to develop and produce for broadcast on the Telemundo network television serial programming and provide to Telemundo certain advertising sales, consulting and marketing assistance. These agreements were assumed by the Network Company in connection with the Network Sale.

     The Company purchases broadcast equipment in the normal course of its business from various equipment suppliers, including Sony Corporation of America and other affiliates of Sony Pictures. The Company believes such equipment was purchased at fair market value.

     INDEMNIFICATION OF DIRECTORS AND OFFICERS; DIRECTORS AND OFFICERS INSURANCE

     Pursuant to the Merger Agreement, the Company and Telemundo maintain the right to indemnification and exculpation of officers and directors provided for in the Restated Certificate of Incorporation and Amended and Restated By-laws of Telemundo as in effect on the date of the Merger Agreement, with respect to indemnification and exculpation for acts and omissions occurring prior to the Effective Time (as defined in the Merger Agreement). To the fullest extent permitted by applicable law, Telemundo has agreed to indemnify and hold harmless each present and former director and officer of Telemundo for acts and omissions occurring prior to the Effective Time. Telemundo has also agreed to advance expenses to each such indemnified person and to cooperate fully in the defense of any such matter. Pursuant to the Merger Agreement, for a period of six years after the Effective Time, the Company or Telemundo will maintain officers' and directors' liability insurance covering the persons who, on the date of the Merger Agreement, were covered by Telemundo's officers' and directors' liability insurance policies with respect to acts and omissions occurring prior to the Effective Time.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts (page F-1).

         All other matters have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Company's Consolidated Financial Statements or notes thereto.

(a)  2.  Exhibits.

         A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits commencing on page F-2 of this report.

(b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 27th day of March, 2000.

                                            TELEMUNDO HOLDINGS, INC.
                                               (Registrant)

                                           By: /s/ Richard J. Blangiardi
                                               --------------------------
                                               Richard J. Blangiardi
                                               President

     The undersigned directors and officers of Telemundo Holdings, Inc. hereby constitute and appoint Peter J. Housman II with full power to act as our true and lawful attorney-in-fact, with full power to execute in our name and behalf in the capacities indicated below this report and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 27, 2000.

                  SIGNATURE                          TITLE
                  ---------                          -----

           /s/ Roland A. Hernandez         Chief Executive Officer
     ----------------------------------       and Chairman
            Roland A. Hernandez

          /s/ Richard J. Blangiardi        President
     ----------------------------------
           Richard J. Blangiardi

           /s/ Peter J. Housman II         Chief Financial Officer and Treasurer
     ----------------------------------
            Peter J. Housman II

           /s/ Vincent L. Sadusky          Vice President, Finance
     ----------------------------------
            Vincent L. Sadusky

                                           Director
     ----------------------------------
               Leon D. Black

             /s/ Guillermo Bron            Director

     ----------------------------------
              Guillermo Bron

              /s/ Brian D. Finn            Director
     ----------------------------------
               Brian D. Finn

                                           Director
     ----------------------------------
                Yair Landau

                                           Director
     ----------------------------------
             Enrique F. Senior

            /s/ Bruce H. Spector           Director
     ----------------------------------
             Bruce H. Spector

             /s/ Barry Thurston            Director

     ----------------------------------
              Barry Thurston

            /s/ Edward M. Yorke            Director
     ----------------------------------
             Edward M. Yorke

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

               COLUMN A                     COLUMN B                   COLUMN C                   COLUMN D        COLUMN E
-----------------------------------------  ----------      ----------------------------------   ------------   -------------
                                                                      ADDITIONS
                                                           ----------------------------------
                                            BALANCE AT                           CHARGED TO    DEDUCTED FROM
                                           BEGINNING OF    CHARGED TO PROFIT   OTHER ACCOUNTS     RESERVES -   BALANCE AT
              DESCRIPTION                     PERIOD       AND LOSS OR INCOME   - DESCRIBE     DESCRIBE (a)  END OF PERIOD
-----------------------------------------     ------       ------------------   ----------     ------------  -------------
COMPANY:
Year Ended December 31, 1999:
   Allowance for doubtful accounts........    $7,585             $1,423            $   -           $1,016        $7,992
                                              ======             =======           =====           ======        ======
Period August 13 to December 31, 1998
   Allowance for doubtful accounts........    $8,634               $542            $   -           $1,591        $7,585
                                              ======               ====            =====           ======        ======
PREDECESSOR:
Period January 1 to August 12, 1998:
   Allowance for doubtful accounts........    $7,583             $1,720            $   -           $  669        $8,634
                                              ======             ======            =====           ======        ======

Year Ended December 31, 1997:
   Allowance for doubtful accounts........    $5,943             $3,479            $   -           $1,839        $7,583
                                              ======             ======            =====           ======        ======

(a) Amounts written off, net of recoveries.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                        DESCRIPTION

          2.1 Merger Agreement dated as of November 24, 1997 by and among TLMD Station Group, Inc., TLMD Acquisition Co. and Telemundo Group, Inc.*

          3.1       The Company's Amended and Restated Certificate of
                    Incorporation.*

          3.2       The Company's Restated Bylaws.*

          4.1 Indenture dated as of August 12, 1998 between the Company, as issuer, and Bank of Montreal Trust Company, as trustee (regarding 11.5% Senior Discount Notes due 2008).*

          4.2       Form of 11.5% Senior Discount Notes due 2008.*

          4.3 Registration Rights Agreement dated as of August 12, 1998 between the Company, Credit Suisse First Boston Corporation and CIBC Oppenheimer Corp.*

          10.1 Memorandum of Agreement Re: Umbrella Affiliation Agreement dated as of August 12, 1998 between Telemundo Network Group LLC and Telemundo Group, Inc.**

          10.2 Memorandum of Agreement Re: Cable Payments dated as of August 12, 1998 between Telemundo Network Group LLC and Telemundo Group, Inc.*

          10.3      Form of High Power Station Affiliation Agreement.*

          10.4 Stockholders Agreement dated as of August 12, 1998 between the Company, Apollo Investment Fund III, L.P., Bastion Capital Fund L.P., Liberty Media Corporation, Sony Pictures Entertainment Inc. and Station Partners, LLC.*

          10.5 Asset Purchase Agreement dated as of August 12, 1998 between Telemundo Group, Inc., Telemundo Network, Inc. and Telemundo Network Group LLC.*

          10.6 Credit Agreement dated as of August 4, 1998 between TLMD Acquisition Co., as borrower, the Company, as parent guarantor, the Lenders (as named therein), Credit Suisse First Boston Corporation and Canadian Imperial Bank of Commerce.*

          10.7 Pledge Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company, the Subsidiary Pledgors (as named therein) and Credit Suisse First Boston Corporation.*

          10.8 Security Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company and the Subsidiary Guarantors (as named therein).*

          10.9 Subsidiary Guarantee Agreement dated as of August 12, 1998 between the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston Corporation.*

          10.10 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.^

          10.11 Employment Agreement dated as of November 17, 1999 between Holdings and Richard J. Blangiardi.

          10.12 Amended and Restated Employment Agreement dated as of November 1, 1999 between Holdings and Peter J. Housman II.

          10.13 Employment Agreement dated as of January 1, 2000 between Holdings and Vincent L. Sadusky.

          13.1      Company's 1999 Annual Report to Stockholders.

          21.1      Subsidiaries of the Registrant.*

          23.1      Independent Auditors' Report.

          27.1      Financial Data Schedule.

   * Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998).
  ** Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998). Confidential treatment requested for certain portions.
  ^ Incorporated by reference to the Annual Report on form 10-K dated December 31, 1997 of Telemundo Group, Inc.