Form 10-Q
period 2000-03-31
TELEMUNDO HOLDING INC
filed 2000-05-10
CIK 1069901

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 8, 2000 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

--------------------------------------------------------------------------------

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
PART I.  FINANCIAL INFORMATION:                                                                             No.
  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited)........................................................   2

    Consolidated Balance Sheets at March 31, 2000 (Unaudited)
         and December 31, 1999............................................................................   3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Three Months Ended March 31, 2000 (Unaudited)............................................   4

    Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited)........................................................   5

    Notes to Consolidated Financial Statements (Unaudited)...............................................    6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition....................................................   8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  12

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K...............................................................  12

SIGNATURE.................................................................................................  13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(In thousands)

Three Months Ended March 31                           2000         1999
-------------------------------------------------------------------------
Net revenue .....................................   $ 44,244     $ 35,202
                                                    --------     --------
Costs and expenses:
    Direct operating costs ......................     16,061       15,247
    Selling, general and administrative expenses
       other than corporate .....................     13,324       12,420
    Corporate expenses ..........................      1,490        1,452
    Depreciation and amortization ...............      7,427        6,913
                                                    --------     --------
                                                      38,302       36,032
                                                    --------     --------

Operating income (loss) .........................      5,942         (830)

Interest expense - net ..........................     (9,355)      (8,805)
                                                    --------     --------
Loss before income taxes and minority interest ..     (3,413)      (9,635)

Income tax benefit ..............................        620        1,330

Minority interest ...............................       (442)        (361)
                                                    --------     --------
Net loss ........................................   $ (3,235)    $ (8,666)
                                                    ========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                                    March 31,    December 31,
Assets                                                                                2000          1999
-----------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents ..................................................    $   2,038     $   7,204
    Accounts receivable, less allowance for doubtful accounts of $8,189
        and $7,992 .............................................................       26,638        30,487
    Television programming .....................................................        5,544         4,442
    Prepaid expenses and other .................................................        3,019         3,292
    Due from Network Company, net ..............................................        5,836         7,491
                                                                                    ---------     ---------
             Total current assets ..............................................       43,075        52,916
Property and equipment, net ....................................................       57,141        57,642
Television programming .........................................................        1,584         1,270
Other assets ...................................................................       13,073        13,473
Broadcast licenses and other intangible assets, net ............................      616,141       621,585
                                                                                    ---------     ---------
                                                                                    $ 731,014     $ 746,886
                                                                                    =========     =========
Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses ......................................    $  30,120     $  38,657
    Television programming obligations .........................................        2,479         1,928
    Current portion of long-term debt ..........................................        4,562         5,469
                                                                                    ---------     ---------
            Total current liabilities ..........................................       37,161        46,054
Long-term debt .................................................................      395,882       396,962
Deferred taxes, net ............................................................       68,634        69,980
Other liabilities ..............................................................       26,098        27,445
                                                                                    ---------     ---------
                                                                                      527,775       540,441
                                                                                    ---------     ---------
Minority interest ..............................................................        5,540         5,511
                                                                                    ---------     ---------
Contingencies and commitments

Common stockholders' equity:
    Common Stock, $.01 par value, 10,000 shares issued and outstanding .........            -             -
    Additional paid-in capital .................................................      214,013       214,013
    Accumulated deficit ........................................................      (16,314)      (13,079)
                                                                                    ---------     ---------
                                                                                      197,699       200,934
                                                                                    ---------     ---------
                                                                                    $ 731,014     $ 746,886
                                                                                    =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except share data)
--------------------------------------------------------------------------------

                              NUMBER OF                  ADDITIONAL                   COMMON
                               SHARES        COMMON        PAID-IN    ACCUMULATED   STOCKHOLDERS'
                             OUTSTANDING      STOCK        CAPITAL      DEFICIT       EQUITY
                              ---------    -----------    ---------    ---------     ---------
Balance, December 31, 1999       10,000    $         -    $ 214,013    $ (13,079)    $ 200,934

Net loss .................            -              -            -       (3,235)       (3,235)
                              ---------    -----------    ---------    ---------     ---------
Balance, March 31, 2000 ..       10,000    $         -    $ 214,013    $ (16,314)    $ 197,699
                              =========    ===========    =========    =========     =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(In thousands)


Three Months Ended March 31                                          2000         1999
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................    $ (3,235)    $ (8,666)

Charges not affecting cash:
    Depreciation and amortization .............................       7,427        6,913
    Interest accretion ........................................       4,138        3,546
    Provision for losses on accounts receivable ...............         271          329
    Minority interest .........................................         442          361
    Deferred taxes ............................................      (1,346)      (2,591)
Changes in assets and liabilities:
    Accounts receivable .......................................       3,652        6,400
    Television programming ....................................      (1,416)         809
    Television programming obligations ........................         551         (262)
    Due from Network Company, net .............................       1,655         (817)
    Accounts payable and accrued expenses and other ...........      (8,764)       2,548
                                                                   --------     --------
                  Cash flows provided from operating activities       3,375        8,570
                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment ...........................      (1,511)      (4,784)
                                                                   --------     --------
                  Cash flows used in investing activity .......      (1,511)      (4,784)
                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit facilities ..............................      (6,125)           -
Merger costs ..................................................           -         (584)
Payments to minority interest partner .........................        (905)        (823)
                                                                   --------     --------
                  Cash flows used in financing activities .....      (7,030)      (1,407)
                                                                   --------     --------
Increase (decrease) in cash and cash equivalents ..............      (5,166)       2,379
Cash and cash equivalents, beginning of period ................       7,204        8,680
                                                                   --------     --------
Cash and cash equivalents, end of period ......................    $  2,038     $ 11,059
                                                                   ========     ========
Supplemental cash flow information:
    Interest paid .............................................    $  7,319     $  5,249
                                                                   ========     ========
    Income taxes paid .........................................    $    953     $     29
                                                                   ========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       BUSINESS

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas (a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston and San Antonio. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, sitcoms and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events.

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

Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty, provides programming to Telemundo's stations. The Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenues pursuant to a revenue sharing arrangement.

Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and block time (time made available for paid programming) and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ - Puerto Rico) from the sale of local and national spot advertising time and local and national block time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement (August 13, 1998 - August 12, 1999):
(i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus
(ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

The Company incurs non-network marketing/promotional expenditures, programming expenditures and capital expenditures for its stations. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company can also elect to incur a portion of such expenditures in a subsequent year.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 2000, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1999, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

4.       TRANSACTIONS WITH AFFILIATES

Sony Pictures and Liberty, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $7.4 million and $6.7 million in incremental net revenue for the three months ended March 31, 2000 and 1999, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

INTRODUCTION

Telemundo Holdings, Inc. ("Holdings", collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston and San Antonio. Four of these markets are among the five largest general Market Areas in the United States ("Market Area" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market). The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico.

On August 12, 1998, TLMD Acquisition Co., a wholly-owned subsidiary of Holdings, acquired all the equity interests of Telemundo Group, Inc. ("Telemundo") and was merged with and into Telemundo, with Telemundo being the surviving corporation and becoming a wholly-owned subsidiary of Holdings (the "Merger"). Holdings is owned 50.1% by Station Partners, LLC, 24.95% by Sony Pictures Entertainment Inc. ("Sony Pictures") and 24.95% by Liberty Media Corporation ("Liberty") (collectively, the "Purchaser"). Station Partners, LLC is owned 68% by Apollo Investment Fund III, L.P. ("Apollo Investment") and 32% by Bastion Capital Fund, L.P. ("Bastion").

The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, sitcoms and dramatic series. In addition, the Company's stations supplement network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty. Including the Company's stations, the Network Company currently serves 63 markets in the United States, including 44 of the 45 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company's Puerto Rico station broadcasts a similar variety of programs, however a substantial amount of its programming is developed and produced or acquired directly by the station.

The Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and block time (time made available for paid programming) and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico) from the sale of local and national spot advertising time and local and national block time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement (August 13, 1998 - August 12, 1999): (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

The Company incurs non-network marketing/promotional expenditures, programming expenditures and capital expenditures for its stations. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company can also elect to incur a portion of such expenditures in a subsequent year.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are forward-looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the cost of programming; changes in technology; the loss of key employees; the modification or termination of the Affiliation Agreement; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission.

All statements, other than statements of historical facts, included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") and located elsewhere herein regarding the Company's operations, financial position and business strategy, may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2000 as compared to the corresponding period of 1999 was as follows (in thousands):

                                            Three Months Ended
                                                 March 31,
                                      ------------------------------
                                        2000       1999      CHANGE
                                      -------    -------    -------
          Local ..................    $22,370    $19,432         15%
          National Spot ..........      9,542      4,983         91%
          Incremental revenue from
             Affiliation Agreement      7,369      6,666         11%
          Other revenue ..........      4,963      4,121         20%
                                      -------    -------    -------
          Net revenue ............    $44,244    $35,202         26%
                                      =======    =======    =======

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Local revenue at the Company's domestic television stations increased by 29% from the corresponding period of the prior year, which was primarily the result of increases in audience shares at the Company's major stations and continued growth in the local Spanish-language television markets. Local revenue at WKAQ-Puerto Rico approximated the prior year.

The increase in national spot revenue is primarily the result of increases in audience shares at the Company's major stations and strong growth in the Spanish-language national spot market, including significant internet related advertising.

The Telemundo network's average share of the Spanish-language television network audience was 17% during the fourth quarter of 1999 and 18% during the first quarter of 2000 compared to 14% during the fourth quarter of 1998 and 13% during the first quarter of 1999.

Audience shares decreased during the second half of 1998 and first half of 1999. To address this decline, the Network Company launched a new programming schedule in August 1999. The new schedule includes replacing several Monday through Friday prime time variety shows with telenovelas, creating original and acquiring talk shows and improving sports programming. These initiatives are reflected in the improvement in the Telemundo network's audience share during the second half of 1999 and the first quarter of 2000.

Incremental revenue from the Affiliation Agreement represents the sharing of Company and Network Company revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations. The amount of incremental revenue recognized in any period is impacted by the timing of the attainment of the Aggregate Net Advertising Receipts thresholds discussed above. The Company expects to drop from the 80% to the 55% allocation level in the second quarter of 2000, while such level was not reached until the third quarter in 1999.

Other revenue increased primarily due to an increase in rates for blocks of broadcast time sold to independent programmers. The Company expects to replace time available for such programmers with network programming in the future.

Direct operating costs increased by 5% for the three months ended March 31, 2000 from the corresponding period of the prior year. This was primarily the result of a $667,000 increase in station programming and production expenses related to costs incurred to produce and acquire station programming at WKAQ and produce local news in the U.S.

Selling, general and administrative expenses other than corporate increased by 7% for the three months ended March 31, 2000 from the corresponding period of the prior year. This was primarily the result of greater sales commissions related to the increase in local revenue and an increase in research service fees.

Corporate expenses increased by $38,000 from the comparable period of the prior year.

As a result of the above, the operating income (loss) before depreciation and amortization improved by $7.3 million from the comparable period of the prior year.

Depreciation and amortization increased by $514,000 for the three months ended March 31, 2000 from the corresponding period of the prior year. This was primarily a result of the additions to property and equipment incurred during 1999, including those relating to upgrading stations to a digital technology platform.

Interest expense, net increased by $550,000 for the three months ended March 31, 2000 from the corresponding period of the prior year. This was primarily the result of an increase in interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes due 2008.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

The income tax benefit in both periods results primarily from the tax effect of changes in federal and state deferred temporary differences and the generation of Puerto Rico net operating losses, offset in part by a current provision for federal and state income and franchise taxes and Puerto Rico withholding taxes related to intercompany interest. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards incurred prior to August 12, 1998 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in Video 44, which is based on a minimum preferred distribution to such partner.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided from operating activities were $3.4 million and $8.6 million for the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily the result of changes in certain assets and liability accounts, primarily the timing of the payments of accounts payable, taxes and interest, offset in part by the increase in operating income before depreciation and amortization.

The Company had working capital of $5.9 million at March 31, 2000.

Capital expenditures of approximately $1.5 million were made during the three months ended March 31, 2000 for the replacement and upgrading of equipment, including the ongoing conversion to digital television technology. As a result of the continued conversion to digital television technology, as well as regular maintenance capital spending, the Company expects to incur capital expenditures of approximately $17 million in 2000.

The Company's principal sources of liquidity are cash from operations and a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $52 million outstanding at March 31, 2000. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company had entered into two fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions in late 1998. If the Company were to have borrowings outstanding for the maximum amount possible under the Revolving Credit Facility, it would have $150 million principal amount subject to change in interest rates, whereby a change of 100 basis points would have approximately a $1.5 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the "Liquidity and Capital Resources" section of the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition contained in this document.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27-Financial data schedule.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TELEMUNDO HOLDINGS, INC.
                                        (Registrant)


                                    By: /s/ PETER J. HOUSMAN II
                                       -----------------------------------------
Dated:  May 9, 2000                     Peter J. Housman II
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
  27                Financial data schedule.