Form 10-Q
period 2000-06-30
TELEMUNDO HOLDING INC
filed 2000-08-14
CIK 1069901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         As of August 11, 2000 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                             No.
                                                                            ----
PART I. FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 2000 and June 30, 1999 (Unaudited).................  2

    Consolidated Balance Sheets at June 30, 2000 (Unaudited)
        and December 31, 1999.............................................  3

    Consolidated Statement of Changes in Common Stockholders' Equity
        for the Six Months Ended June 30, 2000 (Unaudited)................  4

    Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and June 30, 1999 (Unaudited).................  5

    Notes to Consolidated Financial Statements (Unaudited)................  6

  Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition...........................  8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 12

PART II.   OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K............................... 12

SIGNATURE................................................................. 13

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(In thousands)

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                  -------------------------           -----------------------
                                                                     2000            1999              2000           1999
----------------------------------------------------------------------------------------------------------------------------

Net revenue........................................                 $50,763         $42,261           $95,007        $77,463
                                                                    -------         -------           -------        -------

Costs and expenses:
    Direct operating costs.........................                  17,516          15,454            33,577         30,701
    Selling, general and administrative expenses
       other than corporate........................                  14,091          12,506            27,415         24,926
    Corporate expenses.............................                   1,443           1,349             2,933          2,801
    Depreciation and amortization..................                   7,706           6,977            15,133         13,890
                                                                    -------         -------           -------        -------
                                                                     40,756          36,286            79,058         72,318
                                                                    -------         -------           -------        -------

Operating income...................................                  10,007           5,975            15,949          5,145

Interest expense - net.............................                  (9,341)         (8,961)          (18,696)       (17,766)
                                                                    -------         -------           -------        -------

Income (loss) before income taxes and minority
    interest.......................................                     666          (2,986)           (2,747)       (12,621)
Income tax (provision) benefit.....................                    (951)          3,242              (331)         4,572
Minority interest..................................                    (442)           (361)             (884)          (722)
                                                                    -------         -------           -------        -------

Net loss...........................................                 $  (727)        $  (105)          $(3,962)       $(8,771)
                                                                    =======         =======           =======        =======

See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                          June 30,     December 31,
Assets                                                                      2000           1999
----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents ........................................    $   3,113     $   7,204
    Accounts receivable, less allowance for doubtful accounts of
        $8,297 and $7,992 ............................................       36,535        30,487
    Television programming ...........................................        5,354         4,442
    Prepaid expenses and other .......................................        3,431         3,292
    Due from Network Company, net ....................................        3,513         7,491
                                                                          ---------     ---------
             Total current assets ....................................       51,946        52,916
Property and equipment, net ..........................................       60,048        57,642
Television programming ...............................................        1,533         1,270
Other assets .........................................................       11,529        13,473
Broadcast licenses and other intangible assets, net ..................      610,694       621,585
                                                                          ---------     ---------

                                                                          $ 735,750     $ 746,886
                                                                          =========     =========

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses ............................    $  33,281     $  38,657
    Television programming obligations ...............................        2,118         1,928
    Current portion of long-term debt ................................        4,718         5,469
                                                                          ---------     ---------
            Total current liabilities ................................       40,117        46,054
Long-term debt .......................................................      398,917       396,962
Deferred taxes, net ..................................................       68,829        69,980
Other liabilities ....................................................       25,346        27,445
                                                                          ---------     ---------
                                                                            533,209       540,441
                                                                          ---------     ---------

Minority interest ....................................................        5,569         5,511
                                                                          ---------     ---------

Contingencies and commitments

Common stockholders' equity:
    Common stock, $.01 par value,
        10,000 shares issued and outstanding..........................           --            --
    Additional paid-in capital .......................................      214,013       214,013
    Accumulated deficit ..............................................      (17,041)      (13,079)
                                                                          ---------     ---------
                                                                            196,972       200,934
                                                                          ---------     ---------

                                                                          $ 735,750     $ 746,886
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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)


-----------------------------------------------------------------------------------------------------------------------

                                           Number of                      Additional                         Common
                                             Shares        Common          Paid-In    Accumulated      Stockholders'
                                          Outstanding       Stock           Capital      Deficit            Equity
Balance, December 31, 1999.......         10,000            $   -          $214,013     $(13,079)         $200,934

Net loss.........................              -                -                 -       (3,962)           (3,962)
                                          ------            -----          --------     --------          --------

Balance, June 30, 2000...........         10,000            $   -          $214,013     $(17,041)         $196,972
                                          ======            =====          ========     ========          ========

See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(In thousands)

Six Months Ended June 30                                                      2000          1999
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss..................................................................    $(3,962)    $(8,771)
Charges not affecting cash:
    Depreciation and amortization.........................................     15,133      13,890
    Interest accretion....................................................      8,392       7,349
    Provision for losses on accounts receivable...........................        580         687
    Minority interest.....................................................        884         722
    Deferred taxes........................................................     (1,151)     (5,237)
Changes in assets and liabilities:
    Accounts receivable...................................................     (6,353)      3,114
    Television programming................................................     (1,175)      1,845
    Television programming obligations....................................        190         222
    Due from Network Company, net.........................................      3,978      (1,594)
    Accounts payable and accrued expenses and other.......................     (4,967)     (1,633)
                                                                              -------     -------
           Cash flows provided from operating activities..................     11,549      10,594
                                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment.......................................     (6,642)     (7,529)
                                                                              -------     -------

           Cash flows used in investing activity..........................     (6,642)     (7,529)
                                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under credit facilities..........................................     (7,188)     (7,000)
Payments to minority interest partner.....................................     (1,810)     (1,646)
Merger costs..............................................................          -        (794)
                                                                              -------     -------

          Cash flows used in financing activities........................      (8,998)     (9,440)
                                                                              -------     -------

Decrease in cash and cash equivalents.....................................     (4,091)     (6,375)
Cash and cash equivalents, beginning of period............................      7,204       8,680
                                                                              -------     -------
Cash and cash equivalents, end of period..................................    $ 3,113     $ 2,305
                                                                              =======     =======
Supplemental cash flow information:
    Interest paid.........................................................    $12,638     $ 9,909
                                                                              =======     =======

    Income taxes paid, including Puerto Rico withholding taxes............    $ 1,843     $ 2,041
                                                                              =======     =======

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

Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger, provides programming to Telemundo's stations. The Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenues pursuant to a revenue sharing arrangement.

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

------------------------------------------------------------------------------

3.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at June 30, 2000, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1999, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

4.       TRANSACTIONS WITH AFFILIATES

Sony Pictures Entertainment Inc. and Liberty Media Corporation, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $12.0 million and $12.9 million in incremental net revenue for the six months ended June 30, 2000 and 1999, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.

As a result of the Affiliation Agreement, the Company relies solely on the Network Company for all of its network programming and is dependent, to a significant extent, on the ability of the Network Company to generate advertising revenue. The Spanish-language television market shares for the Company's stations are dependent upon the Network Company's ability to produce or acquire and distribute programming which attracts significant viewer levels. If the programming provided by the Network Company fails to attract viewers, each of the Company's and the Network Company's ability to attract advertisers and generate revenue and profits will be impaired. There can be no assurance that the programming provided by the Network Company will achieve or maintain satisfactory viewership levels or that the Company or the Network Company will be able to generate significant advertising revenue.

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

The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, sitcoms and dramatic series. In addition, the Company's stations supplement network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger. Including the Company's stations, the Network Company currently serves 64 markets in the United States, including 45 of the 46 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company's Puerto Rico station broadcasts a similar variety of programs, however a substantial amount of its programming is developed and produced or acquired directly by the station.

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

Results of Operations

Net revenue for the three and six months ended June 30, 2000 as compared to the corresponding periods of 1999 was as follows (in thousands):

                                             Three Months Ended                      Six Months Ended
                                                  June 30,                               June 30,
                                         ---------------------------            ----------------------------
                                              2000           1999       Change       2000             1999      Change
                                              ----           ----       ------       ----             ----      ------
        Local...............................  $31,151        $25,368      23 %      $53,521         $44,800       19 %
        National spot.......................   11,018          6,512      69 %       20,560          11,495       79 %
        Incremental revenue from
           Affiliation Agreement............    4,675          6,216     (25)%       12,044          12,882       (7)%
        Other revenue.......................    3,919          4,165      (6)%        8,882           8,286        7 %
                                              -------        -------                -------         -------

        Net revenue.......................    $50,763        $42,261      20 %      $95,007         $77,463       23 %
                                              =======        =======                =======         =======

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

Local revenue at the Company's domestic television stations increased by 33% and 32% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of increases in audience shares at the Company's major stations and continued growth in the local Spanish-language television markets. Local revenue at WKAQ-Puerto Rico increased by 11% and 6% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of WKAQ maintaining its dominant audience share, coupled with growth in its overall market.

The increases in national spot revenue of 69% and 79% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively, were primarily the result of increases in audience shares at the Company's major stations and strong growth in the Spanish-language national spot market, including significant internet related advertising.

The Network Company's average share of the Spanish-language television network audience measured on a household basis was 18% and 22% during the first and second quarters of 2000, respectively, compared to 13% during the first and second quarters of 1999. Audience share increases were achieved as a result of various programming initiatives, including the launch of a new programming schedule in August 1999.

Incremental revenue from the Affiliation Agreement represents the pooling of Company and Network Company revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations. The amount of incremental revenue recognized in any period is impacted by the timing of the attainment of the Aggregate Net Advertising Receipts thresholds discussed above. The decrease in the 2000 periods was a result of the Company dropping from the 80% to the 55% allocation level in the second quarter of 2000, while such level was not reached until the third quarter in 1999, due to the increased levels of revenue at both the Company and the Network Company in the 2000 periods.

Other revenue decreased by 6% and increased by 7% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. The decrease for the three months ended June 30, 2000 was a result of the replacement of blocks of broadcast time sold to independent programmers at the end of the second quarter with network programming. The increase for the six months was primarily due to an increase in rates for block time programming, offset in part by the elimination of time available for such programmers at the end of the quarter. The elimination of domestic block time programming should result in lower other revenue in the future.

Direct operating costs increased by 13% and 9% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of increases of $1.9 million and $2.5 million in costs incurred to produce and acquire station programming at WKAQ and to produce local news in the U.S. for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively.

Selling, general and administrative expenses other than corporate increased by 13% and 10% for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of greater sales commissions related to the increase in local revenue and an increase in research service fees.

As a result of the above, the operating income (loss) before depreciation and amortization improved by $4.8 million and $12.0 million for the three and six month periods ended June 30, 2000, from the corresponding periods of the prior year, respectively.

Depreciation and amortization increased by $729,000 and $1.2 million for the three and six month periods ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily a result of the additions to property and equipment incurred during 1999 and the first half of 2000, including those relating to upgrading certain stations to a digital technology platform.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

Interest expense, net increased by $380,000 and $930,000 for the three and six months ended June 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of an increase in interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes due 2008.

The income tax provision recorded in 2000 is comprised primarily of a current provision for federal and state and Puerto Rico income taxes and Puerto Rico withholding taxes related to intercompany interest. The provision was offset in part by a deferred benefit resulting from the tax effect of changes in federal and state temporary differences and the utilization of federal and Puerto Rico net operating losses. The income tax benefit recorded in 1999 was comprised primarily of a current provision for federal and state income and franchise taxes and Puerto Rico withholding taxes related to intercompany interest, offset by a deferred benefit resulting from the tax effect of changes in federal and state temporary differences. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards incurred prior to August 12, 1998 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in WSNS-Chicago, which is based on a minimum preferred distribution to such partner, as defined in its partnership agreement.

Liquidity and Sources of Capital

Cash flows provided from operating activities were $11.5 million and $10.6 million for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily the result of the increase in operating income before depreciation and amortization, offset in part by changes in certain asset and liability accounts, including the growth in accounts receivable corresponding to the growth in revenue.

The Company had working capital of $11.8 million at June 30, 2000.

Capital expenditures of approximately $6.6 million were made during the six months ended June 30, 2000 for the replacement and upgrading of equipment. As a result of the continued conversion to digital television technology, as well as regular maintenance capital spending, the Company expects to incur capital expenditures of approximately $10 million during the second half of 2000.

The Company's principal sources of liquidity are cash from operations and a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $52 million outstanding at June 30, 2000. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its credit facilities. To mitigate the impact of fluctuations in interest rates, the Company entered into two fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions in late 1998 which mature on August 13, 2003. If the Company were to have borrowings outstanding for the maximum amount possible under the Revolving Credit Facility, it would have $150 million principal amount subject to change in interest rates, whereby a change of 100 basis points would have approximately a $1.5 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27-Financial data schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TELEMUNDO HOLDINGS, INC.
                                                    (Registrant)



                                     By: /s/ Vincent L. Sadusky
                                         -----------------------------
Dated:  August 14, 2000                  Vincent L. Sadusky
                                         Vice President Finance

                                 EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------

    27               Financial Data Schedule