Form 10-Q
period 2000-09-30
TELEMUNDO HOLDING INC
filed 2000-11-14
CIK 1069901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2000 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

================================================================================

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION:                                              No.
                                                                            ----

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Nine Months
        Ended September 30, 2000 and September 30, 1999 (Unaudited).......... 2

    Consolidated Balance Sheets at September 30, 2000 (Unaudited)
         and December 31, 1999............................................... 3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Nine Months Ended September 30, 2000 (Unaudited)............ 4

    Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and September 30, 1999 (Unaudited)......... 5

    Notes to Consolidated Financial Statement (Unaudited).................... 6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition....................... 8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........12

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 5.  Other Information.................................................12

  Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURE....................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(In thousands)

                                           Three Months Ended      Nine Months Ended
                                             September 30,            September 30,
                                         ---------------------   ---------------------
                                           2000        1999        2000        1999
--------------------------------------------------------------------------------------
Net revenue ...........................  $  45,091   $  38,619   $ 140,098   $ 116,082
                                         ---------   ---------   ---------   ---------
Costs and expenses:
    Direct operating costs ............     17,887      15,653      51,464      46,354
    Selling, general and administrative
       expenses other than corporate ..     13,581      11,298      40,996      36,224
    Corporate expenses ................      1,201       1,290       4,134       4,091
    Depreciation and amortization .....      7,840       7,063      22,973      20,953
                                         ---------   ---------   ---------   ---------
                                            40,509      35,304     119,567     107,622
                                         ---------   ---------   ---------   ---------

Operating income ......................      4,582       3,315      20,531       8,460

Interest expense - net ................     (9,431)     (9,200)    (28,127)    (26,966)
Other expense .........................         --        (465)         --        (465)
                                         ---------   ---------   ---------   ---------

Loss before income taxes and minority
    interest ..........................     (4,849)     (6,350)     (7,596)    (18,971)
Income tax benefit ....................      1,090         853         759       5,425
Minority interest .....................       (442)       (361)     (1,326)     (1,083)
                                         ---------   ---------   ---------   ---------

Net loss ..............................  $  (4,201)  $  (5,858)  $  (8,163)  $ (14,629)
                                         =========   =========   =========   =========

See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                              September 30,  December 31,
Assets                                            2000           1999
-------------------------------------------------------------------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents ..............    $   3,892     $   7,204
    Accounts receivable, less allowance
        for doubtful accounts of $8,411
        and $7,992 .........................       35,309        30,487
    Television programming .................        5,696         4,442
    Prepaid expenses and other .............        3,389         3,292
    Due from Network Company, net ..........        1,111         7,491
                                                ---------     ---------
             Total current assets ..........       49,397        52,916
Property and equipment, net ................       60,525        57,642
Television programming .....................          867         1,270
Other assets ...............................       11,203        13,473
Broadcast licenses and other
    intangible assets, net .................      605,252       621,585
                                                ---------     ---------

                                                $ 727,244     $ 746,886
                                                =========     =========

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses ..    $  33,182     $  38,657
    Television programming obligations .....        2,096         1,928
    Current portion of long-term debt ......        4,874         5,469
                                                ---------     ---------
            Total current liabilities ......       40,152        46,054
Long-term debt .............................      397,075       396,962
Deferred taxes, net ........................       67,111        69,980
Other liabilities ..........................       24,537        27,445
                                                ---------     ---------
                                                  528,875       540,441
                                                ---------     ---------

Minority interest ..........................        5,598         5,511
                                                ---------     ---------
Contingencies and commitments

Common stockholders' equity:
    Common stock, $.01 par value,
        10,000 shares issued and
        outstanding ........................           --            --
    Additional paid-in capital .............      214,013       214,013
    Accumulated deficit ....................      (21,242)      (13,079)
                                                ---------     ---------
                                                  192,771       200,934
                                                ---------     ---------

                                                $ 727,244     $ 746,886
                                                =========     =========
See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)
--------------------------------------------------------------------------------

                                  Number of             Additional                    Common
                                   Shares      Common     Paid-In    Accumulated   Stockholders'
                                 Outstanding    Stock     Capital      Deficit         Equity
                                 -----------   ------   -----------  -----------   -------------
Balance, December 31, 1999.......  10,000       $ --     $214,013     $(13,079)       $200,934
Net loss.........................      --         --           --       (8,163)         (8,163)
                                   ------       ----     --------     --------        --------
Balance, September 30, 2000......  10,000       $ --     $214,013     $(21,242)       $192,771
                                   ======       ====     ========     ========        ========

See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(In thousands)

Nine Months Ended September 30                             2000         1999
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................    $ (8,163)    $(14,629)
Charges not affecting cash:
    Depreciation and amortization ...................      22,973       20,953
    Interest accretion ..............................      12,768       11,283
    Provision for losses on accounts receivable .....         883        1,001
    Minority interest ...............................       1,326        1,083
    Deferred taxes ..................................      (2,869)      (6,941)
Changes in assets and liabilities:
    Accounts receivable .............................      (5,241)       4,953
    Television programming ..........................        (851)       2,711
    Television programming obligations ..............         168          (17)
    Due from Network Company, net ...................       6,380          (22)
    Accounts payable and accrued expenses
      and other .....................................      (4,508)         145
                                                         --------     --------
        Cash flows provided from operating
          activities ................................      22,866       20,520
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITY:
Additions to property and equipment .................      (9,508)     (10,501)
                                                         --------     --------
        Cash flows used in investing activity .......      (9,508)     (10,501)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities ..................          --        2,000
Payments under credit facilities ....................     (13,250)     (12,000)
Payments to minority interest partner ...............      (2,715)      (2,470)
Merger costs ........................................        (705)      (1,264)
                                                         --------     --------
        Cash flows used in financing activities .....     (16,670)     (13,734)
                                                         --------     --------
Decrease in cash and cash equivalents ...............      (3,312)      (3,715)
Cash and cash equivalents, beginning of period ......       7,204        8,680
                                                         --------     --------
Cash and cash equivalents, end of period ............    $  3,892     $  4,965
                                                         ========     ========
Supplemental cash flow information:
    Interest paid ...................................    $ 18,147     $ 14,905
                                                         ========     ========
    Income taxes paid, including
      Puerto Rico withholding taxes .................    $  2,569     $  4,065
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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at September 30, 2000, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1999, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

4.       TRANSACTIONS WITH AFFILIATES

Sony Pictures Entertainment Inc. and Liberty Media Corporation, through their subsidiaries, own the Network Company and are significant shareholders of the Company. Pursuant to the Affiliation Agreement, the Company recorded $14.4 million and $17.1 million in incremental net revenue for the nine months ended September 30, 2000 and 1999, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.

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

Results of Operations

Net revenue for the three and nine months ended September 30, 2000 as compared to the corresponding periods of 1999 was as follows (in thousands):

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              --------------------            --------------------
                                 2000       1999      Change     2000       1999       Change
                               --------   --------    ------   --------   --------     ------
Local ......................   $ 31,339   $ 24,436      28%    $ 84,860   $ 69,236       23%
National spot ..............      9,623      5,411      78%      30,183     16,906       79%
Incremental revenue from
   Affiliation Agreement ...      2,351      4,178     (44)%     14,395     17,060      (16)%
Other revenue ..............      1,778      4,594     (61)%     10,660     12,880      (17)%
                               --------   --------             --------   --------
Net revenue ................   $ 45,091   $ 38,619      17%    $140,098   $116,082       21%
                               ========   ========             ========   ========

Local revenue at the Company's domestic television stations increased by 49% and 37% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of significant increases in audience shares at the Company's stations and continued growth in the local Spanish-language television markets. Local revenue at WKAQ-Puerto Rico increased by 8% and 7% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of WKAQ maintaining its dominant audience share, coupled with growth in its overall market.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

The increases in national spot revenue of 78% and 79% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively, were primarily the result of significant increases in audience shares at the Company's stations and strong growth in the Spanish-language national spot market, including significant internet related advertising.

The Network Company's average share of the Spanish-language television network audience measured on a household basis was 18% during the first quarter of 2000 and 22% during the second and third quarters of 2000, compared to 13% during the first and second quarters of 1999 and 15% during the third quarter of 1999. Audience share increases were achieved as a result of various programming initiatives.

Incremental revenue from the Affiliation Agreement represents the sharing of the pooling of Company and Network Company revenue in excess of revenue generated by the Company's U.S. stations. The amount of incremental revenue recognized in any period is impacted by the timing of the attainment of the Aggregate Net Advertising Receipts thresholds discussed above. The decrease in the 2000 periods was a result of the Company dropping from the 80% to the 55% allocation level in the second quarter of 2000, while such level was not reached until the third quarter in 1999, due to the increased levels of revenue at both the Company and the Network Company in the 2000 periods.

Other revenue decreased by 61% and 17% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. The decrease in the 2000 periods was a result of the replacement of blocks of broadcast time sold to independent programmers at the end of the second quarter with network programming. The elimination of domestic block time programming should result in lower other revenue in the future.

Direct operating costs increased by 14% and 11% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of increases of $1.5 million and $3.9 million in programming costs at WKAQ and local news costs in the U.S. for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively.

Selling, general and administrative expenses other than corporate increased by 20% and 13% for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of greater sales commissions related to the increase in local revenue and an increase in research service fees.

As a result of the above, operating income before depreciation and amortization improved by $2.0 million and $14.1 million for the three and nine month periods ended September 30, 2000, from the corresponding periods of the prior year, respectively.

Depreciation and amortization increased by $777,000 and $2.0 million for the three and nine month periods ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily a result of the additions to property and equipment incurred during 1999 and 2000, including those relating to upgrading certain stations to a digital technology platform.

Interest expense, net increased by $231,000 and $1.2 million for the three and nine months ended September 30, 2000 from the corresponding periods of the prior year, respectively. This was primarily the result of an increase in interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes due 2008.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

The income tax benefit recorded in 2000 and 1999 is comprised primarily of a deferred benefit resulting from the tax effect of changes in federal, state and Puerto Rico temporary differences and the utilization of federal and Puerto Rico net operating losses, offset in part by a current provision for federal and state and Puerto Rico income taxes and Puerto Rico withholding taxes related to intercompany interest. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards incurred prior to August 12, 1998 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in WSNS-Chicago, which is based on a minimum preferred distribution to such partner, as defined in its partnership agreement.

Liquidity and Sources of Capital

Cash flows provided from operating activities were $22.9 million and $20.5 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily the result of the increase in operating income before depreciation and amortization, offset in part by changes in certain asset and liability accounts, including the growth in accounts receivable corresponding to the growth in revenue.

The Company had working capital of $9.2 million at September 30, 2000.

Capital expenditures of approximately $9.5 million were made during the nine months ended September 30, 2000 for the replacement and upgrading of equipment. As a result of the continued conversion to digital television technology, as well as regular maintenance capital spending, the Company expects to incur capital expenditures of approximately $8 million during the remainder of 2000.

The Company's principal sources of liquidity are cash from operations and a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $47 million outstanding at September 30, 2000. The Company does not presently anticipate the need to obtain any additional financing to fund operations.

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

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

The following information is not otherwise called for by this form, however, Holdings deems such information of importance to its security holders:

On June 30, 2000, Apollo Investment Fund III, L.P. ("Apollo") entered into an agreement to sell to an affiliate of Council Tree Communications, L.L.C. ("Council Tree"), a private investment fund, Apollo's interest in Station Partners, LLC ("Station Partners"), which holds a 50.1% interest in Holdings. On August 8, 2000, an application was filed with the Federal Communications Commission ("FCC") seeking FCC approval for this transaction.

As part of this transaction, Council Tree will contribute to Station Partners the following television stations: KMAS-TV, Channel 24, Steamboat Springs, Colorado; KSBS-LP, Channel 67, Denver, Colorado; KMAS-LP, Channel 63, Estes Park, Colorado; and K34FB, Channel 34, Pueblo, Colorado (collectively, the "Contributed Stations").

In connection with this transaction, according to filings made with the FCC, Station Partners and the other two shareholders of Holdings, Sony Pictures Entertainment Inc. and Liberty Media Corporation, will contribute their ownership interests in Holdings to a newly formed entity, Telemundo Communications Group, Inc. ("New Telemundo"). As a result, upon consummation of this transaction New Telemundo will own all of the stock of Holdings. In addition, Station Partners will assign the Contributed Stations to a newly formed subsidiary of New Telemundo.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27-Financial data schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TELEMUNDO HOLDINGS, INC.
                                       (Registrant)

                                   By: /s/ Vincent L. Sadusky
                                       -----------------------------------------
Dated:  November 14, 2000              Vincent L. Sadusky
                                       Vice President Finance

                                 EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTIN
-----------   ------------------
    27        Financial Data Schedule