Form 10-K405
period 2000-12-31
TELEMUNDO HOLDING INC
filed 2001-04-02
CIK 1069901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000
                        Commission File Number 333-64709

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

       Registrant's telephone number, including area code: (305) 889-7068

                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 29, 2001, there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by an affiliate. There is no established public trading market for the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of registrant's 2000 annual report to stockholders are incorporated by reference in Items 6, 7, 7A and 8 of Part II of this report. Certain portions of registrant's 1999 Form 10-K are incorporated by reference in
Item 11 of Part III of this report. Certain exhibits to the registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Securities and Exchange Commission on September 29, 1998), are incorporated by reference in certain portions of Item 14 of Part IV of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I
    Item 1.    BUSINESS.......................................................................................... 1
    Item 2.    PROPERTIES........................................................................................ 17
    Item 3.    LEGAL PROCEEDINGS................................................................................. 17
    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 18

PART II
    Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................... 18
    Item 6.    SELECTED FINANCIAL DATA........................................................................... 18
    Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION............. 18
    Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................ 18
    Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................... 18
    Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 18

PART III
    Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................ 19
    Item 11.   EXECUTIVE COMPENSATION............................................................................ 21
    Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................... 25
    Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................... 26

PART IV
    Item 14.   FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K................................... 29

                                     PART I

Item 1. BUSINESS

         Telemundo Holdings, Inc. ("Holdings," and collectively with its subsidiaries, the "Company" or "Telemundo") is one of two national Spanish-language television broadcast companies currently operating in the United States. For purposes of this report, unless the context requires otherwise, references to the United States exclude Puerto Rico. The Company owns and operates eight full-power UHF television stations serving the following Hispanic Market Areas (as defined below) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio and Denver. Seven of these stations serve the seven largest Hispanic Market Areas in the United States. Four of these markets are among the five largest general Market Areas in the United States ("Market Area" or "DMA" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. ("Nielsen TV") and used by the television industry to describe a geographically distinct television market). The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico and 17 domestic low-power television stations.

         The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. The Company's Puerto Rico station, WKAQ, broadcasts a similar variety of programs. However, while WKAQ airs some of the Network Company's programming, a substantial amount of its programming is either internally developed and produced, or acquired directly by the station from third party producers unrelated to the Network Company.

         The Network Company provides network programming to the Company's U.S. stations pursuant to an affiliation agreement with the Company and related individual affiliation agreements with the Company's owned and operated stations (collectively, the "Affiliation Agreement"). The Affiliation Agreement also provides for the Company and the Network Company to pool and share advertising revenue on a predetermined basis. See "Business--Affiliation Agreement." Including the Company's owned and operated stations, the Network Company currently serves 65 markets in the United States, including 45 of the 46 largest Hispanic markets, and reaches approximately 87% of all U.S. Hispanic households.

Background

         Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. and its subsidiaries ("TGI") by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") through the Merger (as defined herein). The former stockholders of Holdings consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). In connection with the Restructuring, Holdings' voting interests are now beneficially owned indirectly through ownership of voting interests of Telemundo Communications Group, Inc., a Delaware corporation ("TCG"), as follows: 3.54% by Bron-Villanueva Capital, LLC ("BV Capital"), 15.05% by Sony Pictures, 24.89% by Liberty and 56.52% by Station Partners. Station Partners is currently owned 63.66% by Council Tree Hispanic Broadcasters II, L.L.C. ("Council Tree") and 36.34% by Bastion Capital Fund, L.P. ("Bastion") through its subsidiary, BCF Media, LLC, a Delaware limited liability company ("BCF"). Bastion is an affiliate of BV Capital. Liberty's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of common stock of TCG beneficially owned by Liberty.

KWHY Acquisition

         On February 9, 2001, the Company entered into a definitive agreement to purchase the independent full-power Spanish-language television station KWHY-TV, Channel 22, in Los Angeles and its related low-power television station, KWHY-LP (collectively, "KWHY") for approximately $239.0 million (the "KWHY Acquisition"). The KWHY Acquisition is subject to the approval of the Federal Communications Commission (the "FCC") and the satisfaction of certain other conditions. The Company anticipates that it will fund the KWHY Acquisition through a combination of an equity contribution from TCG and borrowings to be obtained in connection with a refinancing of the Company's existing credit facility. See "Other Transactions--KWHY Acquisition" and "Other Transactions--Refinanced Credit Facilities."

Transactions Related to the Restructuring

         Contribution of Holdings. Following the Restructuring, Holdings' voting interests are now beneficially owned indirectly through ownership of voting interests of TCG, as outlined above. As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to TCG, in exchange for shares of common stock of TCG.

         Council Tree/Contributed Stations. As a part of the Restructuring, Council Tree purchased all of Apollo Investment Fund III, L.P.'s ("Apollo") membership interests in Station Partners. Also in connection with the Restructuring, Council Tree (through an affiliate) contributed KMAS-TV, Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Estes Park, Colorado and K34FB, Channel 34, Pueblo, Colorado (collectively, the "Denver Stations") to Station Partners, which subsequently contributed the Denver Stations to the Company.

         Network Company Contribution. As a result of the Restructuring, TCG, through its subsidiary, Telemundo Network Interest, Inc. ("TNI"), acquired 67% of the membership interests in the Network Company, all of whose membership interests were previously owned by Liberty and Sony Pictures. Specifically, Liberty contributed, through the contribution of 100% of the capital stock of one of its subsidiaries to TCG, 50% of the outstanding membership interests of the Network Company. In addition, Sony Pictures, through a subsidiary, contributed 17% of the outstanding membership interests of the Network Company to TCG. As a result, Sony Pictures retained 33% of the Network Company's membership interests and TCG is the managing member of the Network Company.

Forward Looking Disclosures

         Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, statements about the Company's plans, strategies, and prospects. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the Company's control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a broadcasting company operating in a competitive environment, factors that could significantly impact expected results include: the effect of national and local economic conditions; the Company's outstanding indebtedness and debt leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming and the demographic characteristics of the Company's markets; the strength or weakness of the advertising market; the impact of the 2000 Census on the Company's markets; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the cost of programming; the ability of third party program suppliers to produce quality programming; changes in technology and standards in the Company's industry; the loss of key employees; the ability to attract and retain qualified personnel; the impact of litigation; the ability to retain the Company's FCC licenses and the impact of current or pending legislation and regulations, including FCC rulemaking proceedings; business disruptions, including catastrophic events; increases in utility costs and the impact of potential utility interruptions and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Television Stations

         The Company owns and operates nine full-power and 17 low-power Spanish-language television stations in the United States and Puerto Rico.

         Full-Power Stations

         The Company's U.S. owned and operated full-power stations broadcast network programming provided by the Network Company and all but KMAS produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets. The following table sets forth certain information about the Company's owned and operated full-power television stations.

                                                                                                             Number of
                                                                                                               Other
                                                                            Ranking of     Ranking of        Full-Power
                                             Number of                     Market Area     Market Area    Spanish-Language
                                             Hispanic        Hispanics      by Number       by Number        Television
                                            Television    as a Percentage  of Hispanic      of Total          Stations
   Market Area           Station          Households in      of Total       Television     Television       Operating in
      Served           And Channel        Market Area(1)   Population(2)   Households(1)  Households(1)    Market Area(3)
      ------           -----------        --------------   -------------   -------------  -------------    --------------
Los Angeles, CA(4)     KVEA (Ch.52)         1,531,640           40%              1               2                3
New York, NY           WNJU (Ch.47)         1,058,550           18%              2               1                1
Miami, FL              WSCV (Ch.51)           507,080           39%              3              16                3
San Francisco, CA      KSTS (Ch.48)           349,600           20%              4               5                1
Chicago, IL(5)         WSNS (Ch.44)           340,240           14%              5               3                1
Houston, TX            KTMD (Ch.48)           336,870           25%              6              11                1
San Antonio, TX        KVDA (Ch.60)           322,770           54%              7              37                1
Denver, CO             KMAS (Ch.24)           147,640           14%             16              18                1
San Juan, PR           WKAQ (Ch.2)          1,222,115           --              --              --                6

(1) Estimated by Nielsen TV as of January 2001, except for Puerto Rico, which was estimated by Mediafax as of January 2001.
(2) Claritas, Inc., 2000, derived from U.S. Census Bureau data and other government statistics.
(3) The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF.
(4) The Company has signed a definitive agreement to purchase KWHY. See "Other Transactions--KWHY Acquisition."
(5) The Company owns a 74.5% interest in WSNS through a joint venture. The remaining 25.5% is owned by Essaness Theatres Corporation, a Delaware corporation.

         Los Angeles: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. The Company has signed a definitive agreement to purchase KWHY, Channel 22, licensed to Los Angeles, California and serving the Los Angeles market. See "Other Transactions --KWHY Acquisition." Los Angeles is the largest U.S. Hispanic market, representing approximately 17% of the Hispanic television households in the United States. An estimated 6.2 million Hispanics reside in the Los Angeles DMA, constituting approximately 40% of the Los Angeles DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 2000, and immigration trends indicate that the Hispanic population will continue to grow rapidly. The Hispanic population in Los Angeles is approximately 78% of Mexican origin.

         New York: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 12% of the Hispanic television households in the United States. An estimated 3.5 million Hispanics reside in the New York DMA, constituting approximately 18% of the New York DMA population. The Hispanic population in New York increased by approximately 69% between 1980 and 2000. Although approximately 46% of this market is of Puerto Rican origin, the remainder of the New York Hispanic community is relatively diverse.

         Miami: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.5 million Hispanics reside in the Miami DMA (which includes Ft. Lauderdale), constituting approximately 39% of the Miami DMA population. It has been estimated that more than half of the population of Miami-Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 2000. Approximately 53% of Hispanics in Miami are of Cuban origin.

         San Francisco: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco market. KSTS began operating as a Spanish-language station in 1987. The San Francisco Hispanic market is the fourth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the San Francisco DMA (which includes San Jose and Oakland), constituting approximately 20% of the San Francisco DMA population. The Hispanic population in this market more than doubled from 1980 to 2000 and is over 69% of Mexican origin.

         Chicago: The Company owns a 74.5% interest in and operates WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the fifth largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the Chicago DMA, constituting approximately 14% of the Chicago DMA population. The Hispanic population in Chicago doubled from 1980 to 2000 and is approximately 69% of Mexican origin.

         Houston: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston market. KTMD began operating as a Spanish-language station in 1987. The Houston market is the sixth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.2 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 25% of the Houston DMA population. The Hispanic population in Houston more than doubled between 1980 and 2000 and is approximately 81% of Mexican origin.

         San Antonio: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the seventh largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.0 million Hispanics reside in the San Antonio DMA, constituting approximately 54% of the San Antonio DMA population. The Hispanic population in San Antonio, which is approximately 92% of Mexican origin, increased by approximately 72% between 1980 and 2000.

         Denver: The Company owns and operates KMAS, Channel 24, licensed to Steamboat Springs, Colorado and serving the Denver market. KMAS began operating as a Spanish-language station in 1987. The Denver market is the 16th largest U.S. Hispanic market, representing approximately 2% of the Hispanic television households in the United States. An estimated 448,000 Hispanics reside in the Denver DMA (which includes Steamboat Springs), constituting approximately 14% of the Denver DMA population. The Hispanic population in Denver has increased by approximately 86% from 1980 to 2000 and is approximately 69% of Mexican origin.

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

         Low-Power Stations

         Low-power television stations ("LPTVs") generally operate at significantly lower levels of power than full-power television stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area in which they are located. LPTVs generally extend the Company's and the Network Company's coverage in areas where the Company does not own a full-power television station or where the Network Company does not have a full-power network affiliate. The Company's LPTVs operate with minimal staff and generally do not originate programming or have their own sales forces.

         During the year 2000, Telemundo implemented a strategy for the Network Company to enter into long-term affiliation agreements with, and for the Company to sell several of its LPTVs to, operators of full-power television stations and/or existing Network Company affiliates. This strategy provides Telemundo with a strong local market presence, access to capital and news resources and operating and marketing efficiencies at a local level that would not normally be available to such LPTVs. Specifically, the Company completed the sale of K40DX, Abilene, Texas to Abilene-Sweetwater Communications Co., the local ABC affiliate in Abilene, on August 17, 2000. On October 25, 2000, the Company sold its construction permit for K35EX, Yuma, Arizona to Gulf-California Broadcast Corporation, the local Fox affiliate in Yuma. On November 1, 2000, the Company completed the sale of K52BS, Santa Fe, New Mexico to Ramar Communications II, Ltd., the Network Company's local affiliate in Albuquerque. The Network Company has entered into long-term affiliation agreements with each of these three operators.

         As part of the Restructuring, the Company acquired two LPTVs that extend KMAS' coverage in the Denver market and an additional LPTV which, when coupled with the Company's existing LPTV in Colorado Springs, supplements coverage in the Colorado Springs/Pueblo market. Other LPTV sales are pending, as outlined in the table below.

         The following table sets forth certain information about the Company's owned and operated LPTVs as of March 29, 2001.

                                                                                    Number of Hispanic
                                                                                  Television Households
                    Market Area Served                             Station(s)        in Market Area(1)    Class A Status(2)
                    ------------------                             ----------        -----------------    -----------------
Sacramento, CA(3)(4)(5) ....................................   K47DQ, K52CK, K61FI       177,600                 No
Denver, CO(3) ..............................................   KMAS-LP, KSBS-LP          147,640                 Yes(6)
Austin, TX(3)(4)(7) ........................................   K11SF                      99,730                 Yes
Boston, MA(8) ..............................................   W32AY                      96,760                 No
Monterey/Salinas, CA .......................................   K15CU                      59,780                 Yes
Salt Lake City, UT .........................................   KEJT-LP                    50,750                 Yes
Colorado Springs/Pueblo, CO(3) .............................   K49CJ, K34FB               47,840                 No(6)
Santa Barbara/Santa Maria/San Luis Obispo, CA(3)(9) ........   K27EI, K47GD               44,130                 No
Odessa/Midland, TX(3)(10) ..................................   K60EE, K49CD               41,950                 No
Amarillo, TX(10) ...........................................   K36DV                      31,820                 No
Reno, NV ...................................................   K52FF                      25,980                 No

(1)      Estimated by Nielsen TV as of January 2001.
(2)      See "FCC Regulation--Class A Television."
(3) These areas are served by more than one LPTV, including Network Company affiliated LPTVs.
(4)      These LPTVs no longer carry Telemundo network programming.
(5) The Company, through a subsidiary, executed a Letter of Intent dated March 12, 2001 and an Operating Agreement dated March 19, 2001 in connection with the sale of these LPTVs to Word of God Fellowship, Inc., d/b/a Daystar Television Network ("Daystar"). The Company is currently negotiating an asset purchase agreement ("APA") with Daystar and expects to finalize the APA in the next few weeks. The Company expects to receive FCC approval of the transfer of K47DQ's, K52CK's and K61FI's licenses to Daystar within 60 to 90 days from the date of execution, if any, of the APA.
(6) In June 2000, the FCC ruled KSBS-LP eligible, and KMAS-LP and K34FB ineligible, to apply for Class A status. Council Tree filed a Petition for Reconsideration on July 7, 2000, and a Supplement to Petition for Reconsideration on September 1, 2000, asking the FCC to revisit its June 2000 decision with respect to the Class A status of KMAS-LP and K34FB. Class A applications for those stations cannot be submitted until the FCC resolves Council Tree's petition. See "FCC Regulation--Class A Television."
(7) The Company, through a subsidiary, entered into an Asset Purchase Agreement and Local Marketing Agreement dated February 15, 2001 in connection with the sale of this LPTV to KGBS Corporation ("KGBS"). The Company expects to receive FCC approval of the transfer of K11SF's license to KGBS within 60 to 90 days from the date of the aforementioned agreements.

(8) The Company, through a subsidiary, entered into an Asset Purchase Agreement and Operating Agreement dated March 1, 2001 in connection with the sale of this LPTV to ZGS Boston, Inc. ("ZGS"). The Company expects to receive FCC approval of the transfer of W32AY's license to ZGS within 60 to 90 days from the date of the aforementioned agreements.
(9) The Company has signed a definitive agreement to purchase KWHY-LP, Santa Barbara, California. See "Other Transactions--KWHY Acquisition."
(10) The Company, through a subsidiary, entered into an Asset Purchase Agreement and Operating Agreement dated January 18, 2001 in connection with the sale of these LPTVs to Adelante Television Limited Partnership ("Adelante"). The Company expects to receive FCC approval of the transfer of K60EE's, K49CD's and K36DV's licenses to Adelante within 60 to 90 days from the date of the aforementioned agreements.

Affiliation Agreement

         Pursuant to the Affiliation Agreement, the Network Company provides programming to the Company, and the Company and the Network Company pool and share advertising revenue on a predetermined basis. The initial term of the Affiliation Agreement is ten years and the Network Company will have the right to renew the Affiliation Agreement for two consecutive five-year terms if certain performance goals are met. The Affiliation Agreement is terminable by either party in the event of a "material default of a material provision" (as defined therein). The Network Company may terminate its obligations with respect to any of the Company's LPTVs and enter into an affiliation agreement with either another LPTV or a full-power television station in the same licensed community (which need not be owned by the Company) if that station has greater signal coverage than that of the terminated LPTV. In addition, the obligations of the Network Company under the Affiliation Agreement as to a particular station can be terminated under certain limited circumstances. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures in the future. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company may elect to incur a portion of such expenditures in a subsequent year.

         Programming

         The Affiliation Agreement provides that the Network Company will provide all Telemundo network programming. Subject to certain exceptions, the Company has the exclusive broadcast rights in the areas in which the Company operates. Moreover, any licensing to third parties of any programs first shown on the Telemundo network is subject to agreed upon limitations. Pursuant to the Affiliation Agreement, all expenses associated with the development of original Network Company programming will be borne by the Network Company, while all expenses related to the development of local programming will be borne by the Company. Each of the stations, except KMAS, is responsible for approximately 1 to 3 hours of local programming daily, consisting primarily of local news and coverage of community affairs. On January 15, 2001, the Company launched a local newscast expansion in virtually all of its full-power owned and operated stations, which includes an early morning newscast beginning at 6:00 A.M.

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

         Programming

         As a result of the Affiliation Agreement, the Company relies on the Network Company for Telemundo network programming. The Company's stations broadcast a wide variety of network programming, including telenovelas, talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. The programming provided by the Telemundo network is either produced by the Network Company or purchased from various program suppliers, primarily in Mexico and Latin America.

         The Telemundo network's programming schedule for the 2000-2001 season includes: four prime-time telenovelas; Esta Manana (This Morning), a two-hour morning news and variety show; the Emmy Award-winning show, Ocurrio Asi (It Happened Like This), a one-hour reality-based investigative news magazine show; Laura en America (Laura in America), a talk show designed to entertain and educate the public with a mix of interviews and discussions about a wide variety of issues; El y Ella (He and She), a talk show that discusses everyday topics and common problems from the male and female perspective; Monica, a talk-show that discusses a wide range of issues that are germane to Hispanic audiences; Cotorreando (Gossiping), a mid-day show that covers the Hispanic entertainment community; La Corte del Pueblo (Town Court) and La Corte de Familia, (Family Court), court shows where litigants resolve their small-claims and family court disputes; various sports-oriented programs, including Futbol Telemundo (Telemundo Soccer), Futbol Mexicano (Mexican Soccer), Titulares Telemundo (Telemundo Sports Headlines) and Boxeo Telemundo (Telemundo Boxing); and feature films from major studios' libraries.

         The Telemundo network's programming currently includes newscasts of Noticiero Telemundo (Telemundo News), which is produced by the Network Company and provides the latest developments on major national and international news stories twice each weekday.

         In addition, the Company's full-power stations, except KMAS, produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets.

         The programming lineup of WKAQ in Puerto Rico differs from that of the Telemundo network, but includes approximately 22.5 hours per week of network programming. Through its production studios, WKAQ produces approximately 35 hours of programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal for the Puerto Rico market to purchase telenovelas and other programming produced by Televisa, S.A. de C.V. ("Televisa"), the largest supplier of Spanish-language programming in the world, pursuant to a programming agreement with Protele, Televisa's distribution division, that expires in May 2005. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

Network Company Affiliates

         In addition to the Company's owned and operated stations, the Network Company provides programming to 205 affiliates serving 54 Hispanic markets in the United States. These affiliates, which consist of 37 affiliated broadcast stations and 168 cable affiliates that receive the Network Company's signal directly from a satellite, represent approximately 39% of the Network Company's total coverage of the U.S. Hispanic market.

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

         The Company and the Network Company sell advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of the Company's 2000 total revenue. According to Hispanic Business Magazine, the top ten advertisers in Spanish-language media in 2000, all of which broadcast advertisements over the Telemundo network and the Company's owned and operated stations, were:

          The Procter & Gamble Co.            Americatel Corporation
          MCI/WorldCom, Inc.                  Miller Brewing Company
          AT&T Corp.                          Phillip Morris U.S.A.
          Sears, Roebuck & Co.                Anheuser-Busch Companies Inc.
          McDonald's Corporation              Toyota Motor Corp.

         During the second quarter of 2000, the Network Company and each of the Company's stations ceased the sale of blocks of air time during non-network programming hours to independent block time programmers.

         Since the middle of the third quarter of 2000, there has been a general slowdown in the advertising industry. As a result of this slowdown, some of the Company's advertisers have cancelled, reduced or postponed their orders. If these trends continue, and if the Company is unable to replace any lost or delayed advertising orders, its operating results could be adversely affected.

Audience Measurement Systems

         The Company's advertising revenue depends to a large extent on its audience share. The Nielsen Hispanic Television Index ("NHTI") and the Nielsen Hispanic Station Index ("NHSI"), which began in November 1992, provide national network (NHTI) and local (NHSI) television ratings and share data for the Hispanic audience. The Network Company extended its NHTI service agreement on a month-to-month basis, and the Company extended its NHSI services agreements through April 30, 2001, pending the negotiation of a comprehensive agreement with Nielsen for the Network Company and the Company's owned and operated stations. Effective March 1, 2000, the Company entered into a services agreement with Nielsen TV to obtain Nielsen Station Index ("NSI") television ratings and share data for all of its U.S. full-power stations, except KVDA and KMAS. NSI measures local station viewing of all households and persons in a specific Market Area.

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

         In the Spanish-language television broadcast market, the Company faces significant competition from Univision Communications, Inc. ("Univision"), which operates the other national Spanish-language broadcast company in the United States and has a substantially greater audience share than the Company. In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station. Together, the Univision stations and the Univision network affiliates reach a larger percentage of Hispanic viewers in the United States than the Company's owned and operated stations and the Network Company's network affiliates and within the last year have attracted as much as 79% of the U.S. Spanish-language television network audience (as reported by Nielsen TV). Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 3.1 million Hispanic subscribers, representing approximately 59% of all Hispanic households that subscribe to cable television. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision"), which are significant stockholders of Univision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air on the Univision and Galavision networks in the United States all Spanish-language programming produced by Televisa and Venevision. These supply contracts have traditionally provided Univision with a competitive programming advantage.

         There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent full-power Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami and Puerto Rico Market Areas.

         Additionally, the following initiatives could adversely impact the Company's audience share in the future:

HTVN

         On December 14, 1999, American Independent Network merged with Hispano Television Ventures, Inc., a producer of Spanish-language programming, and was renamed Hispanic Television Network, Inc. ("HTVN"). HTVN reports that it has 5 affiliates and that it either owns, operates or has agreements or letters of intent to acquire 22 television stations in 12 markets. HTVN also reports that 18 of those 22 stations are currently broadcasting HTVN programming in 11 markets, including 3 stations that are in the top ten markets ranked by DMA, one of which serves the San Antonio market. On December 29, 2000, HTVN reported that it is experiencing liquidity needs resulting from an inability to obtain funds, which it attributes to the significant downturn in the capital markets, its inability to enter into a strategic partnership due to such downturn and its inability to complete a structured financing on acceptable terms.

Azteca America

         On September 7, 2000, Pappas Telecasting Companies ("Pappas"), and Television Azteca, S.A. de C.V. ("Azteca"), announced an alliance to create a new nationwide Spanish-language network called Azteca America ("Azteca America"). Pappas and Azteca have announced that they expect to launch full Azteca America network operations in the second quarter of 2001. Azteca America's network of stations may initially include stations serving the Los Angeles, Miami, San Francisco and Houston markets, among others.

Univision 2

         On December 7, 2000, Univision and USA Networks, Inc. ("USA") announced that Univision agreed to acquire USA Broadcasting, the television station group of USA, consisting of 13 stations and minority interests in four other stations, for $1.1 billion in cash. The acquisition includes wholly-owned stations serving the Los Angeles, New York, Chicago, Miami and Houston markets and a minority interest in stations serving the San Francisco and Denver markets, among others. Univision has announced that it plans to launch a second nationwide Univision-affiliated Spanish-language television broadcast network on these newly acquired stations in 2001.

         While the principal competitors to the Company's owned and operated television stations and the Network Company's affiliates are Univision and other Spanish-language broadcasters, the Company and the Network Company also face some competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, direct broadcast satellites, radio stations, internet sites, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. The Company also competes with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in certain cities, the UPN and WB networks. Certain of these and other English-language networks have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. There can be no assurance that current Spanish-language television viewers will continue to watch the Company's or any other Spanish-language broadcaster's programming rather than English-language programming or Spanish-language simulcast programming.

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

FCC Regulation

         Licensing

         The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the ownership and operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television station licenses are granted for a term of eight years. FCC licenses of full-power stations held by the Company have the following expiration dates: WKAQ and WSCV--February 1, 2005;
WSNS--December 1, 2005; KTMD and KVDA--August 1, 2006; KSTS, KVEA --December 1, 2006; KMAS--April 1, 2006; and WNJU--June 1, 2007. The Company must apply to renew these licenses. Under the Communications Act, interested parties, including members of the public, may file petitions to deny a license renewal application, but competing applications for the license will not be accepted unless the current licensee's renewal application is denied. In response to petitions to deny or other facts raising a "substantial and material" question whether a renewal grant would be in the public interest, the FCC will conduct a hearing on specified issues to determine whether renewal should be granted. The FCC is required to grant a license renewal application if (i) the licensee has served the public interest; (ii) the licensee has not engaged in any serious violations of the Communications Act or the FCC's rules and regulations; and
(iii) the licensee has not engaged in any other violations that would indicate a pattern of abuse of FCC rules or the Communications Act. The FCC may deny a license renewal application only if it finds that a licensee has failed to meet this test and there are no mitigating circumstances to warrant renewal for less than the full term or with conditions. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that its licenses will be renewed.

         General Ownership Matters

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer, or the grant or renewal of a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties and the "character" of the licensee and those persons holding "attributable interests" in the licensee.

         To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application involves the assignment of the license to an unaffiliated third party or a "substantial change"' in ownership (e.g., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than that specified in the application.

         In August 1999, the FCC substantially revised its ownership and attribution rules. The new rules became effective on November 16, 1999 and were most recently reviewed by the FCC in several reconsideration orders adopted in December 2000. These recent rule modifications have not yet become effective and remain subject to appeal.

         Attributable Interests

         The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association or entity. A person or entity can have an attributable interest in a television station, radio station, cable television system or daily newspaper by being an officer, director, partner or shareholder of a company owning that station, cable system or newspaper. If an interest is attributable, the FCC treats the person or entity holding the interest as an "owner" of the property and therefore subject to the FCC's ownership limits. In the case of a corporation owning or controlling television stations, there is generally attribution only to officers and directors and to stockholders who own 5% or more of the outstanding voting stock (subject to certain exceptions, including an exception for certain institutional investors, which are subject to a 20% voting stock benchmark, provided certain conditions are satisfied).

         The FCC treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

         The FCC treats as attributable equity and debt interests, which combined, exceed 33% of a station licensee's total assets, if the party holding the equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these rules, all non-conforming interests (other than local marketing agreements) acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. The FCC required that any nonconforming interests acquired after that date be brought into compliance by August 5, 2000.

         Single Majority Stockholder Rule

         In its most recent rule modifications, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there was a single holder of more than 50% of the outstanding voting power of the corporation. This new rule applies to all minority stock interests acquired on or after December 14, 2000. Minority interests acquired prior to December 14, 2000 are grandfathered until the interest is assigned or transferred. Although the Restructuring was completed on December 15, 2000, TCG believes that Stations Partners' status as the single majority stockholder of TCG is grandfathered because the Restructuring was approved by the FCC prior to December 14, 2000, and Station Partners has been the majority voting stockholder of the Company since 1998. The FCC's decision eliminating the single majority stockholder attribution exemption has not yet taken effect, is subject to a petition for reconsideration, and remains subject to appeal. Further, in March 2001, the United States Court of Appeals for the D.C. Circuit reversed and remanded a decision by the FCC to eliminate the single majority stockholder exemption as it applies to the ownership of cable systems. The Company cannot predict at this time how the Court's decision will affect the FCC's decision to eliminate the exemption as it applies to broadcast stations generally or to Telemundo specifically.

         Television ("TV") Duopoly Rule

         The FCC TV Duopoly Rule permits parties to own more than one TV station without regard to signal contour overlap provided they are located in separate DMAs. In addition, the rule permits parties in larger DMAs to own up to two television stations in the same DMA so long as (a) at least eight independently owned and operating full-power commercial and non-commercial television stations will remain in the market post-acquisition and have Grade B signal contours overlapping the Grade B signal contour of at least one of the stations to be commonly owned, and (b) at least one of the two stations in the proposed duopoly is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same DMA so long as the stations' Grade A service contours do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the TV duopoly rules if located in the same DMA as the "parent" station. Further, the FCC may grant a waiver of the TV duopoly rules if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station.

         Television Local Marketing and Joint Sales Agreements.

         Over the past few years, a number of television stations have entered into agreements commonly referred to as local marketing agreements (or time brokerage agreements) and joint sales agreements. These agreements may take varying forms and are subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under a typical local marketing agreement, separately-owned stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, and similar functions, subject to the requirement that the licensee of each station maintains independent control over the programming and operations of its own station. Under a typical joint sales agreement, two separately-owned stations agree to function cooperatively in advertising sales only. The FCC's attribution and TV duopoly rules apply to same-market local marketing agreements involving more than 15% of the brokered station's program time. Local marketing agreements in effect on August 5, 1999 are exempted from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the local marketing agreement. The rules do not apply to joint sales agreements; thus, these types of arrangements remain non-attributable under the FCC's ownership rules.

         National Ownership Rule

         The FCC's broadcast television national ownership rule prohibits a party from having an attributable interest in television stations located in markets which, in the aggregate, include more than 35% of total U.S. television households (for purposes of this rule, UHF stations are attributed with 50% of the television households in their respective markets). Under the ownership rule, the FCC will count the audience in each market only once. If a broadcast licensee has an attributable interest in a second television station in a market, whether by virtue of ownership, a local marketing agreement or a parent-satellite operation, the audience for that market will not be counted twice for purposes of determining compliance with the national cap.

         Cross-Ownership Rules

         The FCC's rules also prohibit (with certain qualifications) a party from holding attributable interests in (i) a television and more than one radio station, (ii) a television station and a cable television system, or (iii) a television or radio station and a daily newspaper, in the same local market. The Company does not have any attributable interests in other broadcast stations, cable systems or newspapers, although certain of its stockholders and investors hold attributable interests in radio stations and/or cable systems serving a number of the same markets as the Company's television stations. All such interests comply with the FCC's radio/television and cable/broadcast television cross-ownership rules. In addition, one of the Company's stockholders has nonattributable interests in radio and television stations that may serve some of the same markets as the Company's television stations.

         Biennial Review

         In June 2000, the FCC completed its statutorily-mandated biennial review of its broadcast ownership rules. The FCC began this proceeding in 1998, soliciting comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal them. The rules on which the FCC requested comment include those on daily newspaper/broadcast cross-ownership, local television/cable cross-ownership, national television ownership and dual network ownership. The FCC declined to amend the national television ownership and the local television/cable cross-ownership rules. The FCC stated it would conduct rulemakings to consider relaxing the dual network rule and relaxing the standards for waiving the daily newspaper/broadcast cross-ownership rule. The FCC commenced a currently ongoing rulemaking with respect to the dual network rule on June 8, 2000.

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

         Coverage and Must-Carry Rights

         Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing to exercise its must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA. However, these must-carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and the location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. Alternatively, if a broadcaster chooses to withhold retransmission consent, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. LPTVs have very limited must-carry rights, although cable systems cannot retransmit LPTVs' signals without their consent. The Company's owned and operated full-power stations have elected to exercise their must-carry rights. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed.

         A number of the Company's stations serving several markets and many of the Network Company's affiliates are classified by the FCC as "low-power" stations. Certain of the Company's owned and operated stations and the Network Company's affiliates increase their coverage through use of "translators" that rebroadcast the station's signal. Both low-power and translator stations are referred to as "LPTV" stations and generally operate at significantly lower levels of power than full-power stations. Under FCC rules, in addition to its policies regarding digital television technology, such LPTVs operate on a secondary basis, and therefore are subject to displacement by a full-power station, and they must tolerate defined levels of electromagnetic interference from full-power stations.

         Digital Television ("DTV")

         The FCC has adopted a final table of digital channel allotments and rules for the implementation of DTV service (including high-definition television) in the United States. The digital table of allotments provides each existing full-power television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the period, subject to biennial reviews, to evaluate the progress of the DTV transition, including the rate of consumer acceptance. The most recent biennial review was completed in December 2000. In accordance with FCC rules, applications for construction permits for the Company's DTV stations were submitted by November 1, 1999, and construction must be completed by May 1, 2002. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs during the transition period. The FCC also adopted rules that require broadcasters to pay the United States Treasury a fee of five percent of gross revenue received from ancillary or supplementary uses of their DTV spectrum for which the broadcasters charge subscription fees or other compensation, other than advertising revenues derived from free, over-the-air broadcasting.

         The FCC is currently conducting a rulemaking proceeding to determine mandatory carriage and retransmission consent requirements for cable systems' carriage of DTV stations during and following the transition from analog to digital broadcasting. In its first order in this ongoing proceeding, the FCC has tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their digital and analog signals during the transition, but has requested further comment on this matter. Thus, during and following the DTV transition, only those stations operating with a digital signal (i.e., those stations that are only authorized to broadcast on a digital channel or which have returned their analog channel) will have mandatory carriage rights. However, a broadcaster may negotiate with cable operators to carry a station's digital signal pursuant to retransmission consent. The FCC also established certain technical requirements for the carriage of digital signals including those relating to channel capacity, signal quality and signal content.

         The FCC has commenced proceedings to consider additional public interest obligations for television stations as they transition to DTV operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, children's educational programming, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, the Company's stations may be required to increase their current level of public interest programming which generally does not generate as much revenue as from commercial advertisers.

         Class A Television

         In November 1999, Congress passed the Community Broadcasters Act of 1999, which directed the FCC to offer a new Class A status to qualifying LPTVs. Class A status entitles qualifying LPTVs to receive certain interference protection against full-power stations and other LPTVs. To qualify, LPTVs had to meet certain programming and operational criteria and were required to notify the FCC of their eligibility by January 28, 2000. All of the Company's LPTVs submitted such notification letters to the FCC by the January 28, 2000 deadline. The FCC adopted rules regarding the new Class A service in March 2000 and has commenced a currently ongoing proceeding to consider rules governing the eligibility and operation of Class A stations. The FCC ruled in June 2000 that K15CU, Salinas/Monterey, California, K11SF, Austin, Texas, KEJT-LP, Salt Lake City, Utah and KSBS-LP, Denver, Colorado were eligible for Class A status. These LPTVs are required to submit a formal application to obtain Class A status during the first quarter of 2001. K15CU's application is currently pending before the FCC. The Company intends to file KEJT-LP's and KSBS-LP's applications in the near future.

         Council Tree filed a Petition for Reconsideration on July 7, 2000, and a Supplement to Petition for Reconsideration on September 1, 2000, asking the FCC to revisit its June 2000 decision ruling KMAS-LP, Denver, Colorado and K34FB, Colorado Springs/Pueblo, Colorado ineligible for Class A status. Class A applications for each of these stations cannot be submitted until the FCC resolves Council Tree's petition.

         Class A protection granted to qualifying LPTVs unrelated to the Company may limit its ability to modify its full-power television facilities in the future.

         Satellite Carriage of Television Broadcast Signals

         In November 1999, Congress passed legislation amending the Satellite Home Viewer Act ("SHVIA"), which governs the delivery of television broadcast signals by satellite companies. The legislation authorizes the satellite delivery of local broadcast signals to customers located in a television station's local market.

         Satellite carriers were permitted to continue to retransmit any local broadcast signal for the first six months that the legislation was effective but now must obtain retransmission consent from television stations before continuing carriage. Television stations must negotiate in good faith with satellite companies regarding retransmission consent. Congress has also imposed "must-carry" obligations on satellite carriers with respect to local television stations. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station will also be required to carry all stations licensed to the carried station's local market. The FCC recently adopted an order setting forth the procedural and administrative rules that will govern satellite companies' mandatory carriage of broadcast station signals. The rules are substantially similar to the must-carry rules applicable to cable operators. Stations will be permitted to elect mandatory carriage or to negotiate for retransmission consent. Except for the first election period, which will be four years, the remaining election periods will be three years, coinciding with the cable election periods. Broadcasters will be required to make their first satellite carriage election prior to July 1, 2001.

         With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, the 1999 legislation permits satellite carriers to provide the signal of a distant network affiliate to only those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. The legislation grandfathers for a period of five years from enactment current customers residing within a station's Grade B contour but outside of its Grade A contour who would otherwise be ineligible to receive distant network signals. The FCC has issued a report recommending that Congress retain the Grade B signal standard for purposes of determining whether a television station's signal is distant.

         In September 2000, the Satellite Broadcasting and Communications Association ("SBCA"), DirecTV and EchoStar filed a complaint with the U.S. District Court for the Eastern District of Virginia challenging the constitutionality of the statutory satellite must-carry requirements. In February 2001, SBCA and EchoStar filed similar complaints with the Fourth Circuit Court of Appeals in Richmond and Tenth Circuit Court of Appeals in Denver, respectively. Also in February 2001, the National Association of Broadcasters filed a complaint with the Court of Appeals for the D.C. Circuit alleging that the FCC failed to implement SHVIA's must-carry requirements properly. The three February 2001 complaints have been consolidated into a single proceeding in the Fourth Circuit.

         Political Advertising

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

         Children's Programming

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

         Restrictions on Broadcast Advertising

         Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined proposals which may eliminate or severely restrict the advertising of beer and wine.

         Equal Employment Opportunity Rules ("EEO Rules")

         In April 2000, the FCC adopted new EEO Rules for broadcasters. The FCC's EEO Rules prohibited broadcasters from discriminating on the basis of race, religion, color, national origin or gender and required broadcasters to maintain a recruitment outreach program and prepare reports concerning such programs on an annual basis. The U.S. Court of Appeals for the D.C. Circuit recently struck down the recruitment, outreach and reporting portions of the EEO Rules as unconstitutional. The FCC has petitioned for a rehearing of the court's decision but has suspended enforcement of the EEO Rules in the interim. The prohibition against discrimination in employment matters remains in effect.

         Proposed Regulatory Changes

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

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or of the regulations and policies of the FCC. From time to time, proposals for additional or revised regulations and requirements are pending before or are being considered by Congress and the FCC. At this time, the Company cannot predict the impact of current FCC regulations outlined above, the timing or outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the ultimate impact of any of those changes on the Company's broadcast operations.

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

Employees

         As of December 31, 2000, the Company and its subsidiaries had approximately 904 full-time employees, approximately 237 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees of KVEA, 60 employees of WNJU, 37 employees of KSTS, 149 employees of WKAQ and 31 employees of WSNS are unionized. The Company believes its relations with its employees and unions are satisfactory.

Item 2. PROPERTIES

         The table below sets forth the Company's principal properties as of December 31, 2000.

                                                                                            Lease/Option
Station       Location                   Use              Owned/Leased   Size (Sq. Ft.)      Expiration
-------       --------                   ---              ------------   --------------     ------------
 WSCV     Hialeah, FL         Office & studio(1)             Leased           25,000          2002/2004
                              Transmission tower site        Leased                           2004/2011

 WNJU     Hasbrouck Hts, NJ   Office & studio(2)             Leased           15,000          2003/2007
                              Transmission tower site(3)     Leased                              2004

 KVEA     Glendale, CA        Office & studio                Leased           32,000          2002/2007
                              Transmission tower site(4)     Leased                           2016/2031

 KTMD     Houston, TX         Office & studio                Leased           17,000             2003
                              Transmission tower site        Owned                               N/A

 KSTS     San Jose, CA        Office & studio                Leased           16,000             2003
                              Transmission tower site        Leased                           2015/2025

 WSNS     Chicago, IL         Office & studio                Owned            21,000             N/A
                              Transmission tower site        Leased                           2009/2019

 KVDA     San Antonio, TX     Office & studio                Owned            20,000             N/A
                              Transmission tower site        Owned                               N/A

 KMAS     Denver, CO          Office & studio                Leased            6,500             2005
                              Transmission tower site        Leased                              2004

 WKAQ     San Juan, PR        Office & studio                Owned           200,000             N/A
                              Transmission tower site(5)     Leased                              2009

(1) WSCV and the Company share additional space in the Network Company's operations center in Hialeah, Florida.
(2) WNJU also shares space in the Network Company's national sales offices in New York, New York.
(3)      Located in New York, New York.
(4) KVEA is a month-to-month tenant at its current site. KVEA entered into a lease agreement at a different site effective February 5, 2001 and has begun the transition to such site. KVEA expects to complete the move to the new site by the end of the third quarter of 2001. The term and option term of the new lease is as outlined above.
(5) Located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico.

         The Company also leases various properties throughout the country for its LPTVs. None of these lease commitments are material to the Company.

Item 3. LEGAL PROCEEDINGS

         The Company is involved in a number of legal proceedings arising out of the ordinary course of business, is contesting the allegations of the complaints in each pending action and believes, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Prior to the Restructuring, each of the former stockholders of Holdings agreed to and approved the terms and conditions of the Restructuring and the transactions contemplated thereby. No other matter was submitted to a vote of security holders of Holdings in the fourth quarter of the fiscal year covered by this report. Effective February 9, 2001, the current stockholders of TCG and TCG, as the current sole stockholder of Holdings, approved the KWHY Acquisition.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no established public trading market for Holdings' common stock. As of March 29, 2001, there were four beneficial holders and one holder of record of Holdings' common stock. The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. Holdings' 11.5% Senior Discount Notes due 2008, [Series B] and the Credit Agreement, dated as of August 4, 1998 between TLMD Acquisition Co., as borrower, Holdings, as parent guarantor, the Lenders (named therein), Credit Suisse First Boston Corporation and Canadian Imperial Bank of Commerce, contain restrictions on the Company's ability to pay dividends on its common stock.

Item 6. SELECTED FINANCIAL DATA

         Selected financial data for the Company, set forth in the Company's 2000 Annual Report to Stockholders under "Selected Historical Consolidated Financial Data," at page 1, are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 2000 Annual Report to Stockholders at pages 2 through 8, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information related to quantitative and qualitative disclosures about market risk, set forth in the Company's 2000 Annual Report to Stockholders under "Liquidity and Sources of Capital," at pages 6 through 8, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and related notes thereto, set forth in the Company's 2000 Annual Report to Stockholders at pages 9 through 24, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each executive officer and director of Holdings:

      Name                      Age                Position
      ----                      ---                --------
James M. McNamara ............   47    Chief Executive Officer
Alan J. Sokol ................   42    Chief Operating Officer
Vincent L. Sadusky ...........   35    Chief Financial Officer and Treasurer
Glenn A. Dryfoos .............   39    Senior Vice President and General Counsel
Richard J. Blangiardi ........   54    President
Guillermo Bron ...............   49    Director
Paul J. Finnegan .............   48    Director
Lewis Freifeld ...............   58    Director
Leonard J. Grossi ............   55    Director
Mel Harris ...................   58    Director
Stephen C. Hillard ...........   53    Director
Enrique F. Senior ............   57    Director
Daniel D. Villanueva .........   63    Director
Edward M. Yorke ..............   42    Director

         James M. McNamara. Mr. McNamara has been Chief Executive Officer and President of TCG and Chief Executive Officer of Holdings since December 15, 2000, the effective date of the Restructuring. Mr. McNamara has served as the Chief Executive Officer and President of the Network Company since July 7, 1999. From June 1998 to July 1999, Mr. McNamara served as president of JMM Management, Inc., where he focused on new media and international broadcasting. From April 1996 to June 1998, Mr. McNamara was president of Universal Television Enterprises, where his responsibilities included domestic syndication of first-run programming and international sales. From 1986 to 1995, Mr. McNamara held several posts within New World Entertainment, where he served as Chief Executive Officer from 1991 to 1995.

         Alan J. Sokol. Mr. Sokol has been Chief Operating Officer of TCG and Holdings since December 15, 2000. Mr. Sokol has served as the Chief Operating Officer of the Network Company since August 12, 1998. From 1996 to 1998, Mr. Sokol served as Senior Vice President, Corporate Development, for Sony Pictures. From 1995 to 1996, Mr. Sokol served as Senior Vice President of Savoy Pictures, Inc. From 1991 to 1995, Mr. Sokol was a partner at the Los Angeles law offices of Jeffer, Mangels, Butler & Marmaro LLP. From 1983 to 1991, Mr. Sokol was an associate and most recently a partner at the Los Angeles law offices of Wyman, Bautzer, Kuchel & Silbert, P.C.

         Vincent L. Sadusky. Mr. Sadusky has been Chief Financial Officer and Treasurer of TCG since December 15, 2000 and Chief Financial Officer of Holdings since October 3, 2000. Mr. Sadusky served as Vice President, Finance of Holdings from November 1998 to December 2000. From March 1994 to November 1998, Mr. Sadusky held various financial positions with TGI, most recently as Vice President, Finance. From 1986 to March 1994, Mr. Sadusky held various positions with the accounting firm of Ernst & Young LLP, most recently as a Manager.

         Glenn A. Dryfoos. Mr. Dryfoos has been Senior Vice President and General Counsel of TCG and Holdings since February 21, 2001. From April 2000 to February 2001, Mr. Dryfoos served as Senior Vice President and General Counsel of Cisneros Television Group. From October 1987 to April 2000, Mr. Dryfoos was an associate and most recently a partner at the Los Angeles law offices of Greenberg, Glusker, Fields, Claman & Machtinger LLP.

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

         Guillermo Bron. Mr. Bron has been a director of TCG since December 15, 2000, a director of Holdings since August 1998 and was a director of TGI from December 1994 to August 1998. Since 1994, Mr. Bron has been an officer, director and principal stockholder of one of the corporate general partners of Bastion Partners, which is the general partner of Bastion. Mr. Bron is also a director of United PanAm Financial Corp.

         Paul J. Finnegan. Mr. Finnegan has been a director of TCG and Holdings since December 15, 2000. Mr. Finnegan is a Managing Director and co-founder of Madison Dearborn Partners, Inc., which was founded in 1993. Mr. Finnegan is also a director of Allegiance Telecom, Inc., Rural Cellular Corporation and Completel LLC.

         Lewis Freifeld. Mr. Freifeld has been a director of TCG and Holdings since December 15, 2000. Mr. Freifeld is Chief Operating Officer of Council Tree, having joined Council Tree in that capacity in October 1999. From 1998 to October 1999, Mr. Freifeld served as Northeast Regional Vice President, Station Division of Paxson Communications Corporation. From 1995 to 1997, Mr. Freifeld served as General Manager of WESH-TV, Channel 2, licensed to Daytona Beach, Florida and serving the Orlando/Daytona Beach/Melbourne market. From 1986 to 1995, Mr. Freifeld served as Vice President and General Manager of WTNH-TV, Channel 8, licensed to New Haven, Connecticut and serving the New Haven/Hartford market.

         Leonard J. Grossi. Mr. Grossi has been a director of TCG and Holdings since December 15, 2000. Since April 2000, Mr. Grossi has served as President of Columbia TriStar Television, a division of Sony Pictures. Since 1998, Mr. Grossi has been Chairman, President and Chief Executive Officer of Baseline Entertainment, Inc., a media, communications and entertainment consulting firm; Chairman, Chief Executive Officer and Executive Producer of Mile Square Entertainment, Inc., a producer of theatrical motion pictures and television projects; and LSLG Associates, a partnership formed to invest in television broadcasting properties. From October 1994 until February 1998, Mr. Grossi served as Senior Executive Vice President of United Paramount Network. From April 1986 until October 1994, Mr. Grossi held several positions within Twentieth Television, including Executive Vice President from August 1991 until October 1994.

         Mel Harris. Mr. Harris has been a director of TCG and Holdings since December 15, 2000. Since September 1999, Mr. Harris has served as President and Chief Operating Officer of Sony Pictures. From September 1995 until September 1999, Mr. Harris has served as a media consultant. From February 1992 through August 1995, Mr. Harris was President of Sony Pictures Entertainment Television Group. Mr. Harris currently serves as a member of the board of directors of Loews Cineplex Entertainment Corp.

         Stephen C. Hillard. Mr. Hillard has been a director of TCG and Holdings since December 15, 2000. Mr. Hillard is Chief Executive Officer of Council Tree, having joined Council Tree in February 1998. From January 1997 to January 1998, Mr. Hillard was President and Chief Executive Officer of Cook Inlet Communications Ventures, L.L.C. From June 1995 to January 1997, Mr. Hillard was Chief Executive and Chief Operating Officer of Cook Inlet Communications, Inc.

         Enrique F. Senior. Mr. Senior has been a director of TCG since December 15, 2000 and a director of Holdings since August 1998. Mr. Senior is a Managing Director and Executive Vice President of Allen & Company, Incorporated, having joined Allen & Company in 1973. Mr. Senior is also a director of Princeton Video Image, Inc. and dick clark productions, inc.

         Daniel D. Villanueva. Mr. Villanueva has been a director of TCG and Holdings since December 15, 2000 and was a director of TGI from April 1996 to August 1998. Since 1994, Mr. Villanueva has been an officer, director and principal stockholder of one of the corporate general partners of Bastion Partners, which is the general partner of Bastion. Mr. Villanueva is also a director of Film Roman, Inc.

         Edward M. Yorke. Mr. Yorke has been a director of TCG and Holdings since February 28, 2001, was a director of Holdings from August 1998 to December 15, 2000 and was a director of TGI from June 1995 to August 1998. Mr. Yorke is a Managing Director and co-head of Credit Suisse First Boston Corporation's ("CSFB") Financial Sponsor Group, having joined CSFB in that capacity following CSFB's acquisition of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") in November 2000. From 1992 to August 1998, Mr. Yorke was a principal of Apollo Advisors, L.P. and Lion Advisors, L.P., both of which are affiliated with Apollo.

Item 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 2000, 1999 and 1998 paid to (a) the Chief Executive Officer and (b) the other four most highly compensated executive officers of the Company serving as executive officers of the Company on December 31, 2000 and (c) two additional executive officers of the Company who would have been one of the four most highly compensated executive officers had such officers been serving as executive officers of the Company on December 31, 2000 (collectively, the "Named Executive Officers").

                                                                           Long Term
                                                 Annual Compensation     Compensation
                                                ----------------------    Awards (#)/
                                                               Annual     Securities      All Other
                                                                Bonus     Underlying    Compensation
Name and Principal Position During      Year    Salary ($)      ($)(1)    Options (#)      ($)(2)
-----------------------------------     ----    ----------     -------    -----------      ------
James M. McNamara...................    2000      28,846             0          0              88
   Chief Executive Officer(3)           1999           0             0          0               0
                                        1998           0             0          0               0

Roland A. Hernandez.................    2000     800,000        50,000          0           9,193
   Former Chief Executive               1999     800,000       400,000          0           9,305
    Officer and Chairman(4)             1998     782,700       733,333          0           9,116

Alan J. Sokol.......................    2000      22,450             0          0             290
   Chief Operating Officer(5)           1999           0             0          0               0
                                        1998           0             0          0               0

Vincent L. Sadusky..................    2000     179,308       100,000          0           8,141
   Chief Financial Officer              1999     147,930        60,000          0           6,086
    And Treasurer(6)                    1998     120,700        37,500          0           5,696

Peter J. Housman II.................    2000     400,000       400,000          0          10,474
   Former Chief Financial               1999     400,000       200,000          0           7,329
    Officer and Treasurer(7)            1998     387,000       366,666          0           7,140

Richard J. Blangiardi...............    2000     402,500       340,000          0           3,655
   President(8)                         1999      43,077             0          0             120
                                        1998           0             0          0               0

(1) Bonus amounts represent compensation for services for the respective years shown.
(2) The following amounts are included in the above table. Retirement contributions and matching 401(k) contributions: Mr. McNamara--$808 for 2000, $0 for 1999 and $0 for 1998; Mr. Hernandez--$8,650 for 2000,
         $6,488 for 1999 and $6,600 for 1998; Mr. Sokol--$606 for 2000, $0 for
         1999 and $0 for 1998; Mr. Sadusky--$7,366 for 2000, $5,273 for 1999 and
         $5,221 for 1998; Mr. Housman--$8,650 for 2000, $6,488 for 1999 and
         $6,600 for 1998; and Mr. Blangiardi--$1,831 for 2000, $0 for 1999 and
         $0 for 1998; and Life insurance premium payments: Mr. McNamara--$88 for 2000, $0 for 1999 and $0 for 1998; Mr. Hernandez--$2,280 for 2000,
         $2,705 for 1999, and $2,516 for 1998; Mr. Sokol--$88 for 2000, $0 for
         1999 and $0 for 1998; Mr. Sadusky--$775 for 2000, $729 for 1999 and
         $475 for 1998; and Mr. Housman--$1,824 for 2000, $729 for 1999 and $540
         for 1998; Mr. Blangiardi--$1,824 for 2000; $120 for 1999 and $0 for
         1998.

(3) Mr. McNamara has been Chief Executive Officer of Holdings since December 15, 2000, the effective date of the Restructuring. Mr. McNamara has served as the Chief Executive Officer of the Network Company since July 7, 1999. The 2000 salary figure for Mr. McNamara represents compensation paid from December 15, 2000 to December 31, 2000. His current annual salary is $773,520.
(4) Mr. Hernandez served as Holdings' Chief Executive Officer and Chairman of the Board of Directors until March 14, 2000. Mr. Hernandez served as Holdings' Chairman of the Board of Directors until February 28, 2001.
(5) Mr. Sokol has been Chief Operating Officer of TCG and Holdings since December 15, 2000. Mr. Sokol has served as the Chief Operating Officer of the Network Company since August 12, 1998. The 2000 salary figure for Mr. Sokol represents compensation paid from December 15, 2000 to December 31, 2000. His current annual salary is $560,000.
(6) Mr. Sadusky has been Chief Financial Officer and Treasurer of TCG since December 15, 2000 and Chief Financial Officer of Holdings since October 3, 2000. Mr. Sadusky served as Vice President, Finance of Holdings from November 1998 to October 2, 2000. His current annual salary is $250,000. The compensation set forth in this table for part of 2000, as well as for all of 1999 and 1998, relates to Mr. Sadusky's employment as Vice President, Finance of Holdings.
(7) Mr. Housman served as Chief Financial Officer and Treasurer of Holdings until October 2, 2000. Mr. Housman will continue to receive his base salary and all benefits that he is entitled to receive under his employment agreement through November 30, 2001. Accordingly, the 2000 salary figure for Mr. Housman represents compensation paid from January 1, 2000 to December 31, 2000.
(8) The 1999 salary figure for Mr. Blangiardi represents compensation paid from November 17, 1999 to December 31, 1999.

         Option Grants in 2000

         No options were granted by TCG or the Company in 2000. Currently, the Company has no stock option plans.

         Aggregated Option Exercises in 2000 and Year-End Option Value

         No options were exercised in 2000.

         Directors' Compensation

         Each of the individuals serving on the Board of Holdings through December 15, 2000 received for services as a director (i) $18,000 as an annual retainer, (ii) $2,500 for each regularly scheduled Board meeting attended, (iii) $2,500 as an annual fee for each committee such director serves on and (iv) $1,500 for each extraordinary meeting of the Board attended.

         Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of Holdings are Leonard J. Grossi, Stephen C. Hillard and Edward M. Yorke. None of the members of the Compensation Committee has ever served as an officer or employee of Holdings, nor has any such member served as a member of a compensation committee or other board of directors' committee performing similar functions of any other entity in 2000.

         Employment Agreements

         James M. McNamara and Alan J. Sokol. TCG has entered into employment agreements with James M. McNamara and Alan J. Sokol. Except as noted, the provisions of the agreements are substantially similar.

         Effective December 6, 2000, Mr. McNamara's employment agreement with the Network Company was amended and assigned to TCG. On November 30, 2000, Mr. Sokol's employment agreement with the Network Company was also amended and assigned to TCG. Under their respective employment agreements, Mr. McNamara serves as the Chief Executive Officer and Mr. Sokol serves as the Chief Operating Officer of TCG. The employment periods under Messrs. McNamara's and Sokol's employment agreements end on July 6, 2004 and June 30, 2003, respectively (each date, an "Expiration Date").

         Mr. McNamara's current salary is $773,520 per year, and will be increased each year for any increases in the cost of living index as determined under his employment agreement. Mr. Sokol's salary through the year ending June 30, 2001 is $560,000 and will increase to $600,000 for the year ending June 30, 2002 and to $630,000 for the year ending June 30, 2003. Each executive is entitled to participate in applicable employee benefit plans.

         Further, each executive is entitled to a one-time bonus payment (the "Bonus Payment") that will be payable, in the case of Mr. McNamara on October 5, 2005, and in the case of Mr. Sokol, on November 10, 2005 (each, a "Bonus Payment Date"). Subject to the respective vesting schedules described in their employment agreements, Mr. McNamara's Bonus Payment will equal 3.3% of the portion of the average IAV (as defined in the employment agreement and summarized below) that is less than $758 million, plus 10% of the portion of the average IAV that exceeds $758 million, and Mr. Sokol's Bonus Payment will equal
 .99% of the average IAV. At the time that the Bonus Payment is paid to an executive, he will also receive accrued interest on the Bonus Payment after a date certain set forth in the respective employment agreement.

         The average IAV is calculated over the three consecutive twelve-month periods (each such period, a "measurement year") that collectively begin on July 1, 2002 and end on June 30, 2005 (determined by dividing the sum of the IAV's for each measurement year by three). For any included measurement year, the IAV is equal to (i) an amount that is 11 times the sum of: (a) 100% of the EBITDA (as calculated under the employment agreement) for the Network Company and its subsidiaries plus (b) 50% of the EBITDA (as calculated under the employment agreement) for Holdings and its subsidiaries, minus (ii) 100% of the consolidated indebtedness (as calculated under the employment agreement) for the Network Company on the last day of such measurement year, minus (iii) 50% of the consolidated indebtedness (as calculated under the employment agreement) of Holdings on the last day of such measurement year, minus (iv) 100% of the Network Company contributed capital amount (as calculated under the employment agreement) on the last day of such measurement year, and minus (v) 50% of Holdings' contributed capital amount (as calculated under the employment agreement) on the last day of such measurement year.

         The Bonus Payments generally vest over five measurement years (as described in the employment agreements). If Mr. McNamara's or Mr. Sokol's employment is terminated by TCG without cause (as defined in the employment agreements) and not due to death or disability, and such termination takes place during the fourth or fifth year of the employment period, Mr. McNamara's Bonus Payment will vest an additional 10% over the percentage that has already vested (and in no event more than 100%), and the vesting schedule of Mr. Sokol's agreement will be amended so that the Bonus Payment will be vested 20% a year (in quarterly installments) through the date of termination of employment. For Mr. Sokol, the amendment with respect to the Bonus Payment also applies if Mr. Sokol terminates his agreement within 90 days of a change in control (as defined in his employment agreement).

         If either executive's employment is terminated prior to his respective Expiration Date by TCG for cause (as defined in his respective employment agreement), he will not receive any portion of the Bonus Payment. If either employment agreement is terminated for cause, disability, death or expires on the Expiration Date, or is terminated by the executive, the executive's right to receive compensation and all other benefits from TCG will cease, and TCG will have no further obligation to the executive, except that: (i) TCG will pay the executive all accrued and unpaid salary, vacation and reimbursable expenses;
(ii) the terms of applicable employee benefit plans, if any, will control the executive's entitlement, if any, to receive benefits; and (iii) TCG will be obligated to pay the executive the portion of the Bonus Payment to which he is entitled (if any).

         If TCG elects to terminate the executive's employment without cause prior to the Expiration Date, TCG will pay the executive (i) accrued vacation,
(ii) until the Expiration Date, amounts equal to the salary and benefits provided under his employment agreement, payable in the same manner as if employment had not been terminated, and (iii) a portion of the Bonus Payment in accordance with the terms set forth above. Upon such termination, the executive will have no obligation to mitigate; provided, however, that, any employment income received after such termination and prior to the Expiration Date will offset the amount of such employment income to be received.

         Roland A. Hernandez. Certain portions of the information required by this item for Mr. Hernandez are contained under Item 11 of Part III of the Company's 1999 10-K, and such information is incorporated herein by reference. Effective March 14, 2000, the Board of Holdings resolved, with the acknowledgement and agreement of Mr. Hernandez, that Mr. Hernandez would no longer serve as the Chief Executive Officer of Holdings, but would continue to serve as the Chairman of the Board of Holdings for the remainder of the term of his employment agreement ending on February 28, 2001. In consideration for his agreement and in accordance with his employment agreement, Mr. Hernandez was paid $450,000, which represents his 1999 bonus, and an additional bonus, for the period through and including February 28, 2001.

         Peter J. Housman II. Certain portions of the information required by this item for Mr. Housman are contained under Item 11 of Part III of the Company's 1999 10-K, and such information is incorporated herein by reference. On October 2, 2000, Mr. Housman exercised his right in accordance with his employment agreement to terminate his employment with Holdings effective as of such date. Pursuant to such termination, Mr. Housman will continue to receive his base salary and all benefits that he is entitled to receive under his employment agreement through November 30, 2001, as well as his bonus for the 2000 fiscal year. On December 11, 2000, Mr. Housman was retained by the Company and the Network Company as an independent consultant in connection with various Company and Network Company strategic initiatives.

         Vincent L. Sadusky. Certain portions of the information required by this item for Mr. Sadusky are contained under Item 11 of Part III of the Company's 1999 10-K, and such information is incorporated herein by reference. Mr. Sadusky has served as Chief Financial Officer and Treasurer of Holdings since October 3, 2000. The employment periods under Mr. Sadusky's employment arrangement end on October 2, 2003. TCG, at its option, may extend Mr. Sadusky's employment for two additional years (the "Option"). Mr. Sadusky's salary through the year ending October 2, 2001 will be $250,000 and will increase to $275,000 for the year ending October 2, 2002 and to $300,000 for the year ending October 2, 2003. If TCG exercises the Option, Mr. Sadusky's salary through the year ending October 2, 2004 will be $325,000 and will increase to $350,000 for the year ending October 2, 2005. Mr. Sadusky is entitled to an annual bonus equal to a minimum of 10%, and up to 60%, of his then current base salary. Mr. Sadusky is entitled to an additional annual bonus of up to 50% of his then current base salary if the Company achieves certain approved budgeted performance targets, as well as an additional discretionary annual bonus of up to 50% of his then current base salary, based on individual performance. Mr. Sadusky is entitled to participate in applicable employee benefit plans. Mr. Sadusky has the right to terminate his employment arrangement if a "diminution in duty," a "designated relocation," or any other "good reason event" (each as defined in his previous employment agreement) occurs and is entitled to receive a severance payment equal to the sum of all earned bonuses and his base salary through the remaining term of the agreement.

         Richard J. Blangiardi. The information required by this item for Mr. Blangiardi is contained under Item 11 of Part III of the Company's 1999 10-K, and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         TCG is Holdings' sole stockholder of record, owning 100% of its outstanding capital stock. TCG has issued and outstanding two classes of common stock, Class A Common Stock and Class B Common Stock. The issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock on a combined basis) is currently owned 16.03% by Sony Pictures, 8.13% by SPE Mundo Investment Inc. ("SPE Mundo"), 39.93% by Liberty TelemundoNet, Inc. ("Liberty TelemundoNet"), 30.23% by Station Partners and 5.68% by BV Capital.

         The Class A Common Stock has one vote per share and the Class B Common Stock has three votes per share. Accordingly, on a voting basis, the issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock on a combined basis) may be voted 15.05% by Sony Pictures (which includes the shares held by SPE Mundo), 24.89% by Liberty TelemundoNet, 56.52% by Station Partners and 3.54% by BV Capital. Liberty TelemundoNet's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of TCG held by Liberty TelemundoNet.

         The following table sets forth, as of December 31, 2000, the number and percentage of outstanding shares of TCG beneficially owned by: (i) each executive officer and director of Holdings; (ii) all executive officers and directors of Holdings as a group; and (iii) each person known by Holdings to own beneficially more than five percent of any class of TCG's voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of TCG indicated as beneficially owned by them, except as otherwise noted.

                                                       Number of   Percent
     Name and Address of Beneficial Owner               Shares/      of
     ------------------------------------              Title of     Class
                                                         Class     -------
     5% Owners:                                        ---------

     Bron-Villanueva
        Capital Holdings, LLC(1)....................    83,581
        1901 Avenue of the Stars, Suite 400             Class A      8.14%
        Los Angeles, California 90067

     Liberty TelemundoNet, Inc.(2)..................    587,568     57.24%
        8101 East Prentice Avenue                       Class A
        Englewood, Colorado 80111

     Sony Pictures Entertainment Inc.(3)............    355,387     34.62%
        10202 West Washington Boulevard                 Class A
        Culver City, California 90232

        SPE Mundo Investment Inc.(3)................    119,608     11.65%
        10202 West Washington Boulevard                 Class A
        Culver City, California 90232

     Station Partners, LLC(4).......................    444,861    100.00%
        c/o Council Tree                                Class B
        Hispanic Broadcasters II, L.L.C.
        2919 West 17th Avenue, Suite 211                587,568     57.24%(2)
        Longmont, Colorado 80503                        Class A

Executive Officers and Directors:
     James M. McNamara................................    --             --
     Alan J. Sokol....................................    --             --
     Vincent L. Sadusky...............................    --             --
     Glenn A. Dryfoos.................................    --             --
     Richard J. Blangiardi............................    --             --
     Guillermo Bron (5)...............................    --             --
     Paul J. Finnegan(6)..............................    --             --
     Lewis Freifeld(6)................................    --             --

     Leonard J. Grossi(7).............................    --             --
     Mel Harris(7)....................................    --             --
     Stephen C. Hillard(6)............................    --             --
     Enrique F. Senior................................    --             --
     Daniel D. Villanueva(5)..........................    --             --
     Edward M. Yorke..................................    --             --

     All directors and officers as a group(8).........    --             --

(1) Over 90% of the membership interests in BV Capital are ultimately owned by trusts or companies controlled by Mr. Bron or Mr. Villanueva.
(2) Liberty TelemundoNet is an indirect wholly-owned subsidiary of Liberty. Liberty TelemundoNet's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of common stock of TCG directly owned by Liberty TelemundoNet. See "Transactions Related to the Restructuring - Proxy."
(3) Sony Pictures directly owns 235,779 shares of TCG Class A Common Stock, representing 22.97% of the outstanding shares of TCG Class A Common Stock. SPE Mundo is an indirect, wholly-owned subsidiary of Sony Pictures. As a result of such ownership, Sony Pictures has the ability to direct the voting and ownership of SPE Mundo's TCG shares. The shares listed in the beneficial ownership table above under Sony Pictures reflect all of the shares of TCG owned by Sony Pictures plus all of the shares of TCG directly held by SPE Mundo.
(4) Station Partners is owned approximately 63.66% by Council Tree and approximately 36.34% by BCF. Council Tree is a Delaware limited liability company of which (i) CTHB II Investor, L.L.C., a Delaware limited liability company ("CTHB II"), is a member, and (ii) Madison Dearborn Capital Partners IV, L.P., a Delaware limited partnership ("MDCP"), is the managing member. Madison Dearborn Partners IV, L.P., a Delaware limited partnership ("MDP-LP"), is the sole general partner of MDCP. Madison Dearborn Partners, LLC, a Delaware limited liability company ("MDP-LLC"), is the sole general partner of MDP-LP. Mr. Finnegan, a director of Holdings, is a Managing Director of MDP-LLC. Mr. Freifeld, a director of Holdings, is the Chief Operating Officer and a member of Council Tree and CTHB II. Mr. Hillard, a director of Holdings, is Chief Executive Officer and a member of Council Tree and CTHB II. The sole member of BCF is Bastion. The sole general partner and limited partner of Bastion is Bastion Partners, L.P., a Delaware limited partnership ("Bastion Partners"). The general partners of Bastion Partners are Bron Corp., a Delaware corporation ("BC"), and Villanueva Investments, Inc., a Delaware corporation ("VII"). Mr. Bron, a director of Holdings, is a Manager of BCF, a limited partner in Bastion Partners and sole holder of voting stock and the sole director and officer of BC. Mr. Villanueva, a director of Holdings, is a Manager of BCF. The sole holder of voting stock of VII is the Daniel D. Villanueva Revocable Living Trust, a trust created under the laws of California, the co-trustees of which are Daniel D. Villanueva and Myrna
         E. Villanueva. Mr. Villanueva is the sole director and principal officer of VII.
(5) Messrs. Bron and Villanueva are associated with BV Capital and BCF and disclaim beneficial ownership of all shares of TCG held by BV Capital and Station Partners or for which Station Partners has the power to vote. TelemundoNet's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of the common stock of TCG directly owned by Liberty TelemundoNet. See "Transactions Related to the Restructuring-Proxy."
(6) Messrs. Finnegan, Freifeld and Hillard are associated with Council Tree, and disclaim beneficial ownership of all shares of TCG held by Station Partners or for which Station Partners has the power to vote. TelemundoNet's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of the common stock of TCG directly owned by Liberty TelemundoNet. See "Transactions Related to the Restructuring-Proxy."
(7) Messrs. Grossi and Harris are associated with Sony Pictures and disclaim beneficial ownership of all shares of TCG held by Sony Pictures and SPE Mundo.
(8) Excludes shares shown in the table above as held by BV Capital, Liberty, Sony Pictures, SPE Mundo and Station Partners.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Related to the Restructuring

Contribution Agreement

         Bastion, BCF, BV Capital, Council Tree Communications, LLC, Council Tree Communications V, LLC, Council Tree, Liberty, Sony Pictures and TCG entered into a Contribution Agreement, dated as of August 22, 2000, as amended (the "Contribution Agreement"). The Contribution Agreement contemplated the agreement by the parties thereto to complete the Restructuring. Pursuant to the terms of the Contribution Agreement, (i) Council Tree agreed to purchase all of Apollo's membership interest in Station Partners, contribute the Denver Stations to Station Partners, and to reimburse $6.0 million to Liberty, which represented a portion of the $59.4 million (the "Prepayment Amount") Apollo owed to Liberty in accordance with a prepayment agreement between Liberty and Apollo; (ii) Council Tree and Bastion agreed to cause Station Partners to contribute to TCG all of its common stock in Holdings and the Denver Stations; (iii) Liberty agreed to contribute all of its common stock in Holdings, and to cause its subsidiary to transfer its 50% membership interest in Network Company, to TCG; (iv) Sony Pictures agreed to contribute all of its common stock in Holdings to TCG; (v) SPE Mundo agreed to contribute 17% of its membership interest in Network Company to TCG; and (vi) BV Capital, which exercised an option granted to it by Liberty, agreed to reimburse Liberty the remaining $53.4 million in cash of the Prepayment Amount.

         In exchange for their contributions, Station Partners received shares of TCG's Class B Common Stock, and Liberty, Sony Pictures, SPE Mundo and BV Capital received shares of TCG's Class A Common Stock. Shares of TCG's Class B Common Stock are entitled to three votes per share, and shares of TCG's Class A Common Stock are entitled to one vote per share. On December 15, 2000, the closing date of the Restructuring, TCG acquired all of the capital stock of Holdings. TCG is currently owned 16.03% by Sony Pictures, 8.13% by SPE Mundo, 39.93% by Liberty TelemundoNet; 30.23% by Station Partners, and 5.68% by BV Capital. The Class A Common Stock has one vote per share and the Class B Common Stock has three votes per share. Accordingly, on a voting basis, the issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock on a combined basis) may be voted 15.05% by Sony Pictures (which includes the shares held by SPE Mundo), 24.89% by Liberty TelemundoNet, 56.52% by Station Partners and 3.5% by BV Capital. Liberty TelemundoNet's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all the shares of TCG held by Liberty TelemundoNet.

         Contribution of Holdings

                  See "Business--Transactions Related to the Restructuring."

         Council Tree/Contributed Stations

                  See "Business--Transactions Related to the Restructuring."

         Network Company Contribution

                  See "Business--Transactions Related to the Restructuring."

         Proxy

         Station Partners has the right to vote 81.41% of the common stock of TCG as a result of the grant by Liberty of an irrevocable proxy, subject to certain conditions, to vote all of its shares of the common stock of TCG. The proxy may be terminated by Liberty under certain specified circumstances.

         Stockholders Agreement

         In connection with the Restructuring, the Holdings' Stockholders Agreement by and among Sony Pictures, Liberty, Station Partners, Apollo, Bastion and Holdings was terminated. Effective as of the closing of the Restructuring on December 15, 2000, Sony Pictures, Liberty, Station Partners, Council Tree, BV Capital, BCF, Bastion (Sony Pictures, Liberty and Station Partners collectively referred to herein as the "Primary Stockholders"), and TCG entered into a new Stockholders' Agreement (the "Stockholders Agreement") pursuant to which each of the stockholders of TCG agreed to elect nine directors to the Board of Directors of TCG, of which four directors would be designated by Station Partners, two directors would be designated by Sony Pictures, one director would be nominated by Liberty, subject to the approval of a majority of the outstanding shares of common stock of TCG held by stockholders other than Liberty, and two directors would be designated as independent. One of the independent directors would be nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director would be nominated by Liberty and Sony Pictures, subject to the approval of Station Partners. In accordance with the requirements of the Stockholders Agreement, TCG, as the sole stockholder of Holdings, elected to Holdings' Board of Directors the same individuals that were elected to TCG's Board of Directors in accordance with the Stockholders Agreement, until the next annual meeting of stockholders of Holdings or until a director's successor is duly elected and qualified.

         The Stockholders Agreement requires that Major Decisions (as defined in the Stockholders Agreement) receive the unanimous approval of the Primary Stockholders. Major Decisions that could be applicable to the governance of the Company include (i) any substantial change in the nature or scope of TCG's broadcast business, which is that of owning and operating broadcast stations in the United States and its territories that provide predominantly Spanish-language or Hispanic-themed programming, or the acquisition of an additional broadcast station or other substantial business; (ii) issuing or redeeming any equity or debt securities, or any options, warrants or other securities which are convertible thereto; (iii) selling or transferring all or substantially all of the assets of TCG, any broadcast station or of any other assets with a purchase price in excess of $15 million; (iv) taking any action relating to the termination, liquidation, dissolution or winding up of TCG; (v) approval by any of the subsidiaries or affiliates of TCG that own a membership interest in the Network Company of any action by the Network Company requiring unanimous approval of its members; (vi) the taking of any action by TCG or its subsidiaries that would constitute an insolvency event for TCG or such subsidiary; (vii) subject to certain specified exceptions, any related party between any station, TCG, the Network Company or any of their direct or indirect subsidiaries, on the one hand, and any of the stockholders of TCG or their affiliates, on the other hand; (viii) any amendments and to the Stockholders Agreement or TCG's charter documents; and (ix) any other decision or action that could reasonably be expected to require any of the TCG stockholders to dispose of or otherwise restrict their management or control over all or any portion of their TCG common stock under the rules and regulations of the FCC.

         Sharing Agreement

         Pursuant to a Sharing Agreement dated as of August 12, 1998 between TGI and the Network Company, TGI and the Network Company share certain facilities, equipment and administrative services, the cost of which is shared and borne ratably between the parties.

Other Transactions

         Telemundo Transactions with Sony Pictures

         The Company purchases broadcast equipment in the normal course of its business from various equipment suppliers, including Sony Corporation of America and other affiliates of Sony Pictures. The Company believes such equipment was purchased at fair market value.

         KWHY Acquisition

         On February 9, 2001, through certain of its wholly-owned subsidiaries, the Company entered into an Asset Purchase Agreement (the "KWHY Purchase Agreement") to purchase KWHY. Upon any consummation of the KWHY Acquisition (as defined hereinabove), Harriscope will transfer KWHY's FCC licenses to the Company. In addition to KWHY's successful independent operations, the KWHY Acquisition will provide Telemundo with a second distribution outlet as well as an additional sales and marketing platform in the largest Hispanic market in the United States. The Company anticipates that it will fund the KWHY Acquisition through a combination of an equity contribution from TCG and borrowings to be obtained in connection with a refinancing of the Company' existing credit facility.

         The closing of the KWHY Acquisition is subject to certain conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("Hart-Scott-Rodino") and the consent of the FCC to the assignment of KWHY's FCC licenses to the Company. The FCC application for the KWHY Acquisition was filed in February 2001. The applicable waiting period under Hart-Scott-Rodino expired in January 2001.

         Refinanced Credit Facilities

         On August 4, 1998 TLMD Acquisition Co., as borrower, the Company, as parent guarantor, the Lenders (as named therein), CSFB and Canadian Imperial Bank of Commerce entered into a Credit Agreement ("Credit Facilities") providing for aggregate borrowings of up to $350.0 million, which are guaranteed by Holdings and substantially all of Holdings' wholly-owned domestic subsidiaries and which are secured by substantially all of Holdings' and its wholly owned domestic subsidiaries' assets. Telemundo intends to refinance the Credit Facilities in order to partially finance the KWHY Acquisition. On February 8, 2001, Holdings entered into a letter agreement with CSFB pursuant to which CSFB has committed to provide $500.0 million senior secured credit facilities (the "Refinanced Credit Facilities"), and to structure, arrange and syndicate the Refinanced Credit Facilities. The closing of the Refinanced Credit Facilities is subject to satisfaction of customary conditions precedent, including the absence of material adverse changes in financial, banking or capital market conditions.

         Indemnification of Directors and Officers; Directors and Officers Insurance

         Holdings maintains the right to indemnification and exculpation of officers and directors provided for in the Restated Certificate of Incorporation and Amended and Restated By-laws of Holdings. Holdings has agreed to indemnify and hold harmless each present and former director and officer of Holdings for acts and omissions resulting from actions or proceedings other than those by or on behalf of Holdings, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of Holdings, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. Holdings has further agreed in its Restated By-laws to indemnify and hold harmless each present and former director and officer of Holdings for acts and omissions resulting from actions or proceedings by or in the right of Holdings, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of Holdings, except that no indemnification will be made in respect of claims as to which such person has been adjudged to be liable to Holdings, unless the court in which the action was brought, despite the adjudication of liability determines such person is fairly and reasonably entitled to indemnity as such court deems proper.

         In its Restated By-laws, Holdings has also agreed to advance expenses to each such indemnified person and to cooperate fully in the defense of any such matter. Holdings has agreed that it or TGI will, for a period of six years following its August 12, 1998 merger transaction with TLMD Acquisition Co. and TGI (the "Merger"), maintain officers' and directors' liability insurance covering the persons who, on November 24, 1997, were covered by TGI's officers' and directors' liability insurance policies with respect to acts and omissions occurring prior to August 12, 1998.

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

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, as of March 29, 2001.

                                         TELEMUNDO HOLDINGS, INC.
                                            (Registrant)


                                         By: /s/ JAMES M. MCNAMARA
                                            ------------------------------------
                                             James M. McNamara
                                             Chief Executive Officer

         On behalf of the registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of March 29, 2001.

            Signature                           Title
            ---------                           -----

/s/ JAMES M. MCNAMARA
---------------------------------   Chief Executive Officer
        James M. McNamara           (Principal Executive Officer)

/s/ ALAN J. SOKOL
---------------------------------   Chief Operating Officer
          Alan J. Sokol

/s/ VINCENT L. SADUSKY
---------------------------------   Chief Financial Officer and Treasurer
       Vincent L. Sadusky           (Principal Financial and Accounting Officer)

/s/ GLENN A. DRYFOOS
---------------------------------   Senior Vice President and General Counsel
        Glenn A. Dryfoos

/s/ RICHARD J. BLANGIARDI
---------------------------------   President
      Richard J. Blangiardi

/s/ GUILLERMO BRON
---------------------------------   Director
         Guillermo Bron

/s/ PAUL J. FINNEGAN
---------------------------------   Director
        Paul J. Finnegan

/s/ LEWIS FREIFELD
---------------------------------   Director
         Lewis Freifeld

/s/ LEONARD J. GROSSI
---------------------------------   Director
        Leonard J. Grossi

/s/ MEL HARRIS
---------------------------------   Director
           Mel Harris

/s/ STEPHEN C. HILLARD
---------------------------------   Director
       Stephen C. Hillard

/s/ ENRIQUE F. SENIOR
---------------------------------   Director
        Enrique F. Senior

/s/ DANIEL D. VILLANUEVA
---------------------------------   Director
      Daniel D. Villanueva

/s/ EDWARD M. YORKE
---------------------------------   Director
         Edward M. Yorke

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                  Column A                     Column B                Column C                  Column D       Column E
-------------------------------------------- ------------ ----------------------------------  --------------  -------------
                                                                       Additions
                                                          ----------------------------------
                                              Balance at                         Charged to   Deducted from
                                             Beginning of  Charged to Profit  Other Accounts     Reserves       Balance at
                Description                     Period    and Loss or Income   - Describe(a)  - Describe (b)  End of Period
-------------------------------------------- ------------ ------------------  --------------  --------------  -------------
Company:
Year Ended December 31, 2000:
   Allowance for doubtful accounts..........    $7,992          $1,260             $  200         $1,233          $8,219
                                                ======          ======             ======         ======          ======
Year Ended December 31, 1999:
   Allowance for doubtful accounts..........    $7,585          $1,423             $   --         $1,016          $7,992
                                                ======          ======             ======         ======          ======
Period August 13 to December 31, 1998
   Allowance for doubtful accounts..........    $8,634          $  542             $   --         $1,591          $7,585
                                                ======          ======             ======         ======          ======
Predecessor:
Period January 1 to August 12, 1998:
   Allowance for doubtful accounts .........    $7,583          $1,720             $   --         $  669          $8,634
                                                ======          ======             ======         ======          ======

(a)      Contribution of KMAS' allowance for doubtful accounts.
(b)      Amounts written off, net of recoveries.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION
--------------    --------------------------------------------------------------

     2.1 Contribution Agreement, dated as of August 22, 2000, by and among Bastion Capital Fund, L.P., BCF Media, LLC, Bron-Villanueva Capital, LLC, Council Tree Communications, LLC, Council Tree Communications V, LLC, Council Tree Hispanic Broadcasters II, L.L.C., Liberty Media Corporation, Sony Pictures Entertainment Inc. and Telemundo Communications Group, Inc.

     2.2 Amendment No.1 to Contribution Agreement dated as of December 15, 2000, among Bastion Capital Fund, L.P., BCF Media, LLC, Bron-Villanueva Capital, LLC, Bron-Villanueva Capital, Holdings, LLC (formerly known as Bron-Villanueva Capital,
                  LLC), Council Tree Communications, LLC, Council Tree Communications V, LLC, Council Tree Hispanic Broadcasters II, L.L.C., Liberty Media Corporation, Sony Pictures Entertainment Inc., SPE Mundo Investment Inc. and Telemundo Communications Group, Inc.

     3.1          Telemundo Holdings, Inc. Restated Certificate of
                  Incorporation.

     3.2          Telemundo Holdings, Inc. Amended and Restated Bylaws.

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

     10.3         Form of High Power Station Affiliation Agreement.*

     10.4 Stockholders Agreement dated as of December 15, 2000 between Telemundo Communications Group, Inc., Station Partners, LLC, Council Tree Hispanic Broadcasters II, L.L.C., BCF Media, LLC, Bastion Capital Fund, L.P., Bron-Villanueva Capital, LLC, Sony Pictures Entertainment Inc. and Liberty Media Corporation.

     10.5 Credit Agreement dated as of August 4, 1998 between TLMD Acquisition Co., as borrower, the Company, as parent guarantor, the Lenders (as named therein), Credit Suisse First Boston Corporation and Canadian Imperial Bank of Commerce.*

     10.6 Pledge Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company, the Subsidiary Pledgors (as named therein) and Credit Suisse First Boston Corporation.*

     10.7 Security Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company and the Subsidiary Guarantors (as named therein).*

     10.8 Subsidiary Guarantee Agreement dated as of August 12, 1998 between the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston Corporation.*

     10.9 Amended and Restated Employment Agreement dated as of September 10, 1997 between Telemundo Holdings, Inc. and Roland
                  A. Hernandez.^

EXHIBIT NUMBER                              DESCRIPTION
--------------    --------------------------------------------------------------
     10.10        Employment Agreement dated as of November 17, 1999 between
                  Telemundo Holdings, Inc. and Richard J. Blangiardi.^^

     10.11 Amended and Restated Employment Agreement dated as of November 1, 1999 between Telemundo Holdings, Inc. and Peter J. Housman II.^^

     10.12 Employment Agreement dated as of January 1, 2000 between Telemundo Holdings, Inc. and Vincent L. Sadusky.^^

     10.13 Employment Agreement, dated as of July 1, 1999, between Telemundo Network Group LLC and James M. McNamara.

     10.14 Amendment No. 1 to Employment Agreement, dated as of September 17, 1999, between Telemundo Network Group LLC and James M. McNamara.

     10.15 Amendment No. 2 to Employment Agreement, dated as of December 6, 2000, between Telemundo Network Group LLC, Telemundo Communications Group, Inc. and James M. McNamara.

     10.16 Employment Agreement, dated as of August 12, 1998, between Telemundo Network Group LLC and Alan Sokol.

     10.17 Amendment No. 1 to Employment Agreement, dated as of September 17, 1999, between Telemundo Network Group LLC and Alan Sokol.

     10.18 Amendment No. 2 to Employment Agreement, dated as of November 30, 2000, between Telemundo Network Group LLC, Telemundo Communications Group, Inc. and Alan Sokol.

     13.1         Telemundo Holdings, Inc. 2000 Annual Report to Stockholders.

     21.1         Subsidiaries of the Registrant.

     23.1         Independent Auditors' Report.

* Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998).
** Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998). Confidential treatment requested for certain portions.
^ Incorporated by reference to the Annual Report on form 10-K dated December 31, 1997 of Telemundo Group, Inc.
^^ Incorporated by reference to the Annual Report on form 10-K dated December 31, 1999 of Telemundo Holdings, Inc.