Form 10-Q
period 2001-03-31
TELEMUNDO HOLDING INC
filed 2001-05-14
CIK 1069901

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of May 11, 2001 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by an affiliate. There is no established public trading market for the registrant's common stock.



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

  Item 1. Financial Statements

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2001 and 2000 (Unaudited)...............................2

    Consolidated Balance Sheets at March 31, 2001 (Unaudited)
       and December 31, 2000...................................................3

    Consolidated Statement of Changes in Stockholders' Equity
       for the Three Months Ended March 31, 2001 (Unaudited)...................4

    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2001 and 2000 (Unaudited)...............................5

    Notes to Consolidated Financial Statements (Unaudited).....................6

  Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition...............................10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........15

PART II. OTHER INFORMATION, AS APPLICABLE

  Item 6. Exhibits and Reports on Form 8-K....................................15

SIGNATURE.....................................................................16

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(In thousands)

Three Months Ended March 31                                 2001        2000
--------------------------------------------------------------------------------

Net revenue............................................   $ 51,093     $ 44,244
                                                          --------     --------

Costs and expenses:
  Direct operating costs...............................     19,344       16,061
  Selling, general and administrative expenses.........     15,655       13,324
  Corporate expenses...................................      1,686        1,490
  Depreciation and amortization........................      8,378        7,427
                                                          --------     --------
                                                            45,063       38,302
                                                          --------     --------

Operating income.......................................      6,030        5,942

Interest expense, net..................................     (9,748)      (9,355)
                                                          --------     --------
Loss before income taxes and minority interest.........     (3,718)      (3,413)
Income tax benefit.....................................      1,043          620
Minority interest......................................       (614)        (442)
                                                          --------     --------

Net loss...............................................   $ (3,289)    $ (3,235)
                                                          ========     ========


See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                                  March 31,        December 31,
Assets                                                                                2001                2000
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents ..............................................     $   6,763           $   3,284
    Accounts receivable, less allowance for doubtful accounts of $4,511
        and $8,219 .........................................................        32,336              37,859
    Television programming .................................................         5,011               5,109
    Prepaid expenses and other .............................................         3,183               4,111
    Due from Network Company, net ..........................................        19,881              13,719
                                                                                 ---------           ---------
             Total current assets ..........................................        67,174              64,082
Property and equipment, net ................................................        69,803              71,067
Television programming .....................................................         1,434               1,456
Other assets ...............................................................        10,398              10,619
Broadcast licenses and other intangible assets, net ........................       612,295             614,136
                                                                                 ---------           ---------

                                                                                 $ 761,104           $ 761,360
                                                                                 =========           =========
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable and accrued expenses ..................................     $  30,045           $  42,305
    Television programming obligations .....................................         1,892               2,218
    Current portion of long-term debt ......................................         5,187               5,031
    Financial liabilities ..................................................         1,275                --
                                                                                 ---------           ---------
            Total current liabilities ......................................        38,399              49,554
Long-term debt, net of current portion .....................................       413,452             400,199
Deferred taxes, net ........................................................        71,602              69,738
Other liabilities ..........................................................        24,016              24,192
                                                                                 ---------           ---------
                                                                                   547,469             543,683
                                                                                 ---------           ---------

Minority interest ..........................................................         5,652               5,627
                                                                                 ---------           ---------

Contingencies and commitments

Stockholders' equity:
    Common stock, $.01 par value, 10,000 shares authorized and outstanding..          --                  --
    Additional paid-in capital .............................................       228,706             228,706
    Retained earnings (accumulated deficit) ................................       (19,945)            (16,656)
    Accumulated other comprehensive loss ...................................          (778)               --
                                                                                 ---------           ---------
                                                                                   207,983             212,050
                                                                                 ---------           ---------

                                                                                 $ 761,104           $ 761,360
                                                                                 =========           =========




See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------

                                                                              Retained        Accumulated
                                      Number of                Additional     Earnings           Other
                                        Shares       Common     Paid-In    (Accumulated     Comprehensive   Stockholders'
                                     Outstanding     Stock      Capital      Deficit)           Loss           Equity
                                     -----------     -----      -------      --------           ----           ------
Balance, December 31, 2000.........       10,000     $    -    $228,706     $(16,656)          $     -        $212,050

Net loss...........................            -          -           -       (3,289)                -          (3,289)
Cumulative adoption of new
   accounting principle - SFAS
   No. 133.........................            -          -           -            -             2,344           2,344
Other comprehensive loss...........            -          -           -            -            (3,122)         (3,122)
                                          ------     ------    --------     --------           -------        --------

Balance, March 31, 2001............       10,000     $    -    $228,706     $(19,945)          $  (778)       $207,983
                                          ======     ======    ========     ========           =======        ========



See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(In thousands)

Three Months Ended March 31                                                             2001          2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ......................................................................     $ (3,289)     $ (3,235)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation and amortization .............................................        8,378         7,427
    Interest accretion ........................................................        4,628         4,138
    Provision for losses on accounts receivable ...............................          301           271
    Minority interest .........................................................          614           442
    Deferred taxes ............................................................       (1,350)       (1,346)
Changes in assets and liabilities:
    Accounts receivable .......................................................        5,680         3,652
    Television programming ....................................................          120        (1,416)
    Television programming obligations ........................................         (326)          551
    Due from Network Company, net .............................................       (6,162)        1,655
    Accounts payable and accrued expenses and other ...........................      (11,237)       (8,764)
                                                                                    --------      --------

                  Net cash (used in) provided by operating activities .........       (2,643)        3,375
                                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment ...........................................       (1,663)       (1,511)
                                                                                    --------      --------

                  Net cash used in investing activity .........................       (1,663)       (1,511)
                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowing under Credit Facilities ...............................       10,000          --
Payments under Credit Facilities ..............................................       (1,219)       (6,125)
Payments to minority interest partner .........................................         (996)         (905)
                                                                                    --------      --------

                  Net cash provided by (used in) financing activities .........        7,785        (7,030)
                                                                                    --------      --------

Increase (decrease) in cash and cash equivalents ..............................        3,479        (5,166)
Cash and cash equivalents, beginning of period ................................        3,284         7,204
                                                                                    --------      --------

Cash and cash equivalents, end of period ......................................     $  6,763      $  2,038
                                                                                    ========      ========

Supplemental cash flow information:
    Interest paid .............................................................     $  5,001      $  7,319
                                                                                    ========      ========

    Income taxes paid, including Puerto Rico withholding taxes ................     $     24      $    953
                                                                                    ========      ========


See notes to consolidated financial statements

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.       BUSINESS

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates eight full-power UHF television stations serving the following Hispanic Market Areas ("Market Areas" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio and Denver. The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. Network programming is provided by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. In addition, the Company supplements its network programming with local programming focused on local news and community events.

2.       MERGER AND RELATED TRANSACTIONS

Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. (consequently a wholly-owned subsidiary of Holdings) by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") (the "Merger").

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

The Company incurs non-network marketing/promotional expenditures, programming expenditures and capital expenditures for its stations. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures in each year. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company can also elect to incur a portion of such expenditures in a subsequent year.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.       THE RESTRUCTURING AND RELATED TRANSACTIONS

The former stockholders of Holdings consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to Telemundo Communications Group, Inc., a Delaware Corporation ("TCG"), in exchange for shares of common stock of TCG. In connection with the Restructuring, Holdings' voting interests are now beneficially owned, indirectly through ownership of voting interests of TCG, by Bron-Villanueva Capital, LLC ("BV Capital"), Sony Pictures, Liberty and Station Partners. Station Partners is currently owned by Council Tree Hispanic Broadcasters II, L.L.C. ("Council Tree") and Bastion Capital Fund, L.P. ("Bastion") through its subsidiary, BCF Media, LLC, a Delaware limited liability company ("BCF"). Bastion is an affiliate of BV Capital. Liberty's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of common stock of TCG beneficially owned by Liberty.

As a part of the Restructuring, Council Tree purchased membership interests in Station Partners from a former shareholder of Holdings. Also in connection with the Restructuring, Council Tree (through an affiliate) contributed KMAS-TV ("KMAS"), Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Estes Park, Colorado and K34FB, Channel 34, Pueblo, Colorado (collectively, the "Denver Stations"), valued at $15 million, to Station Partners, which subsequently contributed the Denver Stations to the Company.

As a result of the Restructuring, TCG, through its subsidiary, Telemundo Network Interest, Inc. ("TNI"), acquired 67% of the membership interests in the Network Company, all of whose membership interests were previously owned by Liberty and Sony Pictures. Specifically, Liberty contributed, through the contribution of 100% of the capital stock of one of its subsidiaries to TCG, 50% of the outstanding membership interests of the Network Company in exchange for shares of TCG. In addition, Sony Pictures contributed, through a subsidiary, 17% of the outstanding membership interests of the Network Company to TCG in exchange for shares of TCG. As a result, Sony Pictures retained 33% of the Network Company's membership interests and TCG is the managing member of the Network Company.

4.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all material adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's unaudited financial position at March 31, 2001, and the results of operations and cash flows for all periods presented. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending 2001.

For a summary of significant accounting policies, which have not changed from December 31, 2000, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

5.       TRANSACTIONS WITH AFFILIATES

Sony Pictures and TCG, through subsidiaries, own the Network Company. TCG is the Company's sole shareholder. Pursuant to the Affiliation Agreement, the Company recorded $12.4 million and $7.4 million in incremental net revenue for the three months ended March 31, 2001 and 2000, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

As a result of the Affiliation Agreement, the Company relies solely on the Network Company for all of its network programming and is dependent, to a significant extent, on the ability of the Network Company to generate advertising revenue. The Spanish-language television market share for the Company's stations are dependent upon the Network Company's ability to produce or acquire and distribute programming which attracts significant viewer levels. If the programming provided by the Network Company fails to attract viewers, each of the Company's and the Network Company's ability to attract advertisers and generate revenue and profits will be impaired. There can be no assurance that the programming provided by the Network Company will achieve or maintain satisfactory viewership levels or that the Company or the Network Company will be able to generate significant advertising revenue.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133 requires that all derivatives be recorded as either assets or liabilities measured at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, the Company recorded a transition adjustment reflecting a one-time after-tax unrealized gain of $2.3 million to other comprehensive income.

The impact of the adoption of SFAS No. 133 relates to the Company's two interest rate swaps, which are used to manage financing costs associated with changes in variable interest rates on its $350 million senior secured credit facilities ("Credit Facilities"). The interest rate swap transactions qualify as cash flow hedges and are recorded on the consolidated balance sheet as of March 31, 2001 as follows: $1.3 million financial liabilities and $778,000 accumulated other comprehensive loss, net of income taxes of $497,000. The Company will apply the assertions relating to SFAS No. 133 on a quarterly basis.

7.       COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and changes in the value of derivatives in accordance with the adoption of SFAS No. 133. The components of the Company's comprehensive loss is as follows (in thousands):

                                                              Three Months Ended
                                                                March 31, 2001
                                                                --------------
             Net loss.....................................         $(3,289)
             Cumulative adoption of new accounting
                principle - SFAS No. 133, net of
                income taxes of $1,498....................           2,344
             Unrealized loss on derivatives,
                net of income taxes of $1,995.............          (3,122)
                                                                   -------
             Comprehensive loss...........................         $(4,067)
                                                                   =======

8.       ACQUISITION AND RELATED FINANCING

On February 9, 2001, the Company entered into a definitive agreement to purchase the independent full-power UHF Spanish-language television station KWHY-TV, Channel 22, in Los Angeles and its related low-power television station, KWHY-LP (collectively, "KWHY") for approximately $239.0 million (the "KWHY Acquisition"). The Federal Communications Commission ("FCC") approved the KWHY Acquisition on April 26, 2001 and issued a public notice of the approval on May 2, 2001. The time period during which third parties may petition the FCC for reconsideration of the approval expires on June 1, 2001 and the time period during which the FCC may reconsider the approval on its own motion expires on June 11, 2001. The Company anticipates that it will fund the KWHY Acquisition through a combination of an equity contribution from TCG and borrowings to be obtained in connection with a refinancing of the Company's existing Credit Facilities.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

On February 8, 2001, Holdings entered into a letter agreement with Credit Suisse First Boston ("CSFB") pursuant to which CSFB has committed to provide $500 million senior secured credit facilities (the "Refinanced Credit Facilities"), and to structure, arrange and syndicate the Refinanced Credit Facilities. The closing of the Refinanced Credit Facilities is subject to satisfaction of customary conditions precedent, including the absence of material adverse changes in financial, banking or capital market conditions.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Introduction

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates eight full-power UHF television stations serving the following Hispanic Market Areas ("Market Areas" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio and Denver. Seven of these stations serve the seven largest Hispanic Market Areas in the United States. Four of these markets are among the five largest general Market Areas in the United States. The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico and 17 domestic low-power television stations.

The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. The Company's Puerto Rico station, WKAQ, broadcasts a similar variety of programs. However, while WKAQ airs certain of the Network Company's programming, a substantial amount of its programming is either internally developed and produced, or acquired directly by the station from third party producers unrelated to the Network Company. Including the Company's owned and operated stations, the Network Company currently serves 81 markets in the United States, including 49 of the 50 largest Hispanic markets, and reaches approximately 88% of all U.S. Hispanic households.

Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. (consequently a wholly-owned subsidiary of Holdings) by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") (the "Merger"). The former stockholders of Holdings consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to Telemundo Communications Group, Inc. ("TCG"), in exchange for shares of common stock of TCG. In connection with the Restructuring, Holdings' voting interests are now beneficially owned indirectly through ownership of voting interests of TCG, by Bron-Villanueva Capital, LLC ("BV Capital"), Sony Pictures, Liberty and Station Partners. Station Partners is currently owned by Council Tree Hispanic Broadcasters II, L.L.C. ("Council Tree") and by Bastion Capital Fund, L.P. ("Bastion") through its subsidiary, BCF Media, LLC, a Delaware limited liability company ("BCF"). Bastion is an affiliate of BV Capital. Liberty's interest in TCG is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of common stock of TCG beneficially owned by Liberty.

As a part of the Restructuring, Council Tree purchased membership interests in Station Partners from a former shareholder of Holdings. Also in connection with the Restructuring, Council Tree (through an affiliate) contributed KMAS-TV ("KMAS"), Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Estes Park, Colorado and K34FB, Channel 34, Pueblo, Colorado (collectively, the "Denver Stations"), valued at $15 million, to Station Partners, which subsequently contributed the Denver Stations to the Company.

As a result of the Restructuring, TCG, through its subsidiary, Telemundo Network Interest, Inc. ("TNI"), acquired 67% of the membership interests in the Network Company, all of whose membership interests were previously owned by Liberty and Sony Pictures. Specifically, Liberty contributed, through the contribution of 100% of the capital stock of one of its subsidiaries to TCG, 50% of the outstanding membership interests of the Network Company in exchange for shares of TCG. In addition, Sony Pictures contributed, through a subsidiary, 17% of the

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

outstanding membership interests of the Network Company to TCG in exchange for shares for TCG. As a result, Sony Pictures retained 33% of the Network Company's membership interests and TCG is the managing member of the Network Company.

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

The Company incurs non-network marketing/promotional expenditures, programming expenditures and capital expenditures for its stations. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures in each year. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company can also elect to incur a portion of such expenditures in a subsequent year.

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties, including (without limitation) those risks associated with operating in a competitive market; effect of national and local economic conditions; the Company's outstanding indebtedness and debt leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions; the relative popularity of the Network Company's and the Company's programming; the demographic characteristics of the Company's markets; the impact of the 2000 Census on the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition; the ability of third party program suppliers to produce quality programming, including its impact on market share and advertising revenue in each of the Company's markets; the strength or weakness of the advertising market; the cost of programming; changes in technology and standards in the Company's industry; the loss of key employees; the ability to attract and retain qualified personnel; the modification or termination of the Affiliation Agreement; the impact of litigation; the ability to retain the licenses issued by the Federal Communications Commission ("FCC Licenses") and the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; business disruptions including catastrophic events; increases in the costs and the impact of potential utility interruptions and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

Results of Operations

Net revenue for the three months ended March 31, 2001 as compared to the corresponding period of 2000 was as follows (in thousands):

                                            Three Months Ended
                                                 March 31,
                                           -------------------
                                              2001        2000      Change
                                           -------     -------     -------

      Local.............................   $28,087     $22,370       26 %
      National spot.....................     8,919       9,542       (7)%
      Incremental revenue from
        Affiliation Agreement...........    12,386       7,369       68 %
      Other revenue.....................     1,701       4,963      (66)%
                                           -------     -------

      Net revenue.......................   $51,093     $44,244       16 %
                                           =======     =======


Local revenue at the Company's domestic television stations increased by 40% for the three months ending March 31, 2001 from the corresponding period of the prior year, which was primarily the result of increases in audience share at the Company's major stations and continued growth in the local Spanish-language television markets. Local revenue at WKAQ-Puerto Rico increased by 6% for the three months ending March 31, 2001 from the corresponding period of the prior year as a result of increases in audience share. The decrease in national spot revenue is primarily the result of a decrease in internet related advertising from the prior year.

Telemundo network's average share of the Spanish-language television audience (Adults 18-49) was 23% during the fourth quarter of 2000 and 26% during the first quarter of 2001 compared to 19% during the fourth quarter of 1999 and 20% during the first quarter of 2000. Throughout 2000 and the first quarter of 2001, the Company's audience share levels have increased significantly as a result of various successful programming initiatives. A change in audience share typically has a delayed impact on revenue.

Incremental revenue from the Affiliation Agreement represents the share of the pooled revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations. The amount of incremental revenue recognized in any period is impacted by the timing of the attainment of the Aggregate Net Advertising Receipts thresholds discussed above.

Other revenue decreased by 66% for the three months ending March 31, 2001 from the corresponding period of the prior year, which was primarily the result of the elimination of materially all U.S. paid programming (i.e., infomercials) at the end of the second quarter of 2000.

Direct operating costs increased by 20% for the three months ended March 31, 2001 from the corresponding period of the prior year. This was primarily the result of an increase in costs incurred to enhance and expand local news in the U.S.

Selling, general and administrative expenses increased by 17% for the three months ended March 31, 2001 from the corresponding period of the prior year. This was primarily the result of the payment of increased sales commissions relating to the increase in local revenue and an increase in advertising expenditures.

Corporate expenses increased by $196,000 for the three months ending March 31, 2001 from the comparable period of the prior year.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

As a result of the above, the operating income before depreciation and amortization improved by $1.0 million for the three months ending March 31, 2001 from the comparable period of the prior year.

Depreciation and amortization increased by $951,000 for the three months ended March 31, 2001 from the corresponding period of the prior year. This was primarily a result of the additions to property and equipment during 2000, including those relating to upgrading stations to a digital technology platform.

Interest expense, net increased by $393,000 for the three months ended March 31, 2001 from the corresponding period of the prior year. This was primarily the result of an increase in interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes due 2008.

The income tax benefit for the three months ended March 31, 2001 results primarily from the tax effect of changes in federal, state and Puerto Rico deferred temporary differences, offset in part by a current provision for federal and state income taxes. The income tax benefit for the three months ended March 31, 2000 results primarily from the tax effect of changes in federal, state and Puerto Rico deferred temporary differences, offset in part by a current provision for federal and state income taxes and Puerto Rico withholding taxes related to intercompany interest. The Company is in a net operating loss position for federal income tax purposes. The Company's uses of its net operating loss carryforwards are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in Video 44, which is based on a minimum preferred distribution to such partner. Video 44 is a partnership that owns and operates WSNS-Chicago.

Liquidity and Sources of Capital

Cash flows used in and provided from operating activities were $2.6 million and $3.4 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily the result of changes in certain asset and liability accounts, and the timing of the payments of accounts payable, taxes and interest, offset in part by the increase in operating income before depreciation and amortization.

The Company had working capital of $28.8 million at March 31, 2001.

Capital expenditures of approximately $1.7 million were made during the three months ended March 31, 2001 to replace and upgrade equipment and facilities, including upgrading stations to a digital technology platform. The Company expects to incur capital expenditures of approximately $20 million in 2001 in connection with the continued conversion to digital technology as well as regular maintenance capital spending.

The Company's principal sources of liquidity are cash from operations and a $150 million revolving credit facility with a final maturity of September 30, 2005 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $57 million outstanding at March 31, 2001.

On February 9, 2001, the Company entered into a definitive agreement to purchase the independent full-power UHF Spanish-language television station KWHY-TV, Channel 22, in Los Angeles and its related low-power television station, KWHY-LP (collectively, "KWHY") for approximately $239.0 million (the "KWHY Acquisition"). The Federal Communications Commission ("FCC") approved the KWHY Acquisition on April 26, 2001 and issued a public notice of the approval on May 2, 2001. The time period during which third parties may petition the FCC for reconsideration of the approval expires on June 1, 2001 and the time period during which the FCC may reconsider the approval on its own motion expires on June 11, 2001. The Company anticipates that it will fund the KWHY Acquisition through a combination of an equity contribution from TCG and borrowings to be obtained in

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

connection with a refinancing of the Company's existing $350 million senior secured credit facilities (the "Credit Facilities").

On February 8, 2001, Holdings entered into a letter agreement with Credit Suisse First Boston ("CSFB") pursuant to which CSFB has committed to provide $500 million senior secured credit facilities (the "Refinanced Credit Facilities"), and to structure, arrange and syndicate the Refinanced Credit Facilities. The closing of the Refinanced Credit Facilities is subject to satisfaction of customary conditions precedent, including the absence of material adverse changes in financial, banking or capital market conditions.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company had entered into two fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions in late 1998. The Company uses derivative financial instruments to manage financing costs associated with changes in interest rates. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest. The Company does not use any of these instruments for trading purposes. If the Company were to have borrowings outstanding for the maximum amount possible under the Revolving Credit Facility, it would have $150 million principal amount subject to change in interest rates, whereby a change of 100 basis points would have approximately a $1.5 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

The Company's credit risk associated with these derivative contracts is generally limited to the unrealized gain on those contracts with a positive fair market value, should any counterparty fail to perform as contracted. The counterparty to the Company's derivative contracts is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by the counterparty.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                  None.


         (b)      Reports on Form 8-K
                  -------------------

                  On February 1, 2001, a Report on Form 8-K was filed describing the consummation of the Restructuring.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TELEMUNDO HOLDINGS, INC.
                                                 (Registrant)



                                       By: /s/  Vincent L. Sadusky
                                           -------------------------------------
Dated: May 11, 2001                        Vincent L. Sadusky
                                           Chief Financial Officer and Treasurer