Form 10-Q
period 2001-06-30
TELEMUNDO HOLDING INC
filed 2001-08-06
CIK 1069901

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                        Commission File Number 333-64709

                            Telemundo Holdings, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                          13-3993031
  (State or other jurisdiction of                          (I.R.S.Employer
   incorporation or organization)                         Identification No.)


        2290 West 8th Avenue
          Hialeah, Florida                                      33010
(Address of principal executive offices)                      (Zip Code)





       Registrant's telephone number, including area code: (305) 889-7068

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     As of July 31, 2001 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by an affiliate. There is no established public trading market for the registrant's common stock.

--------------------------------------------------------------------------------

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                Page
PART I.  FINANCIAL INFORMATION:                                                  No.
                                                                                 ---
  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 2001 and 2000 (Unaudited)                                  2

    Consolidated Balance Sheets at June 30, 2001 (Unaudited)
         and December 31, 2000                                                    3

    Consolidated Statement of Changes in Stockholder's Equity
         for the Six Months Ended June 30, 2001 (Unaudited)                       4

    Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (Unaudited)                                 5

    Notes to Consolidated Financial Statements (Unaudited)                        6

  Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                           11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk            17

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K                                      17

SIGNATURE                                                                        19

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(In thousands)


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                       -------------------             --------------------
                                                        2001          2000             2001            2000
----------------------------------------------------------------------------------------------------------------



Net revenue                                            $57,431       $50,763          $108,524        $95,007
                                                       -------       -------          --------        -------

Costs and expenses:
    Direct operating costs                              20,273        17,516            39,617         33,577
    Selling, general and administrative expenses        16,552        14,091            32,207         27,415
    Corporate expenses                                   1,638         1,443             3,324          2,933
    Depreciation and amortization                        9,171         7,706            17,549         15,133
                                                       -------       -------          --------        -------
                                                        47,634        40,756            92,697         79,058
                                                       -------       -------          --------        -------

Operating income                                         9,797        10,007            15,827         15,949

Interest expense, net                                  (10,754)       (9,341)          (20,502)       (18,696)
Other income, net                                          372             -               372              -
                                                       -------       -------          --------        -------
Income (loss) before income taxes, minority
   interest and extraordinary item                        (585)          666            (4,303)        (2,747)


Income tax benefit (provision)                             (84)         (951)              959           (331)
Minority interest                                         (586)         (442)           (1,200)          (884)
                                                       -------       -------          --------        -------

Loss before extraordinary item                          (1,255)            -            (4,544)             -
Extraordinary item--extinguishment of
   of debt, net of taxes                                (3,095)            -            (3,095)             -
                                                       -------       -------          --------        -------
Net loss                                               $(4,350)     $   (727)       $   (7,639)       $(3,962)
                                                       =======      ========        ==========        =======


See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                               June 30,       December 31,
Assets                                                                                             2001               2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                             $       5,179         $    3,284
    Accounts receivable, less allowance for doubtful accounts of  $4,625
        and $8,219                                                                               48,089             37,859
    Television programming                                                                        6,523              5,109
    Prepaid expenses and other                                                                    5,022              4,111
    Due from Network Company, net                                                                12,147             13,719
                                                                                             ----------           --------
             Total current assets                                                                76,960             64,082
Property and equipment, net                                                                      78,130             71,067
Television programming                                                                            1,593              1,456
Other assets                                                                                     20,011             10,619
Broadcast licenses and other intangible assets, net                                             842,083            614,136
                                                                                             ----------           --------

                                                                                             $1,018,777           $761,360
                                                                                             ==========           ========
Liabilities and Stockholder's Equity
-----------------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                                 $      39,333          $  42,305
    Television programming obligations                                                            2,178              2,218
    Current portion of long-term debt                                                                 -              5,031
    Financial liabilities                                                                         1,742                  -
                                                                                             ----------           --------
            Total current liabilities                                                            43,253             49,554
Long-term debt, net of current portion                                                          603,083            400,199
Deferred taxes, net                                                                              69,394             69,738
Other liabilities                                                                                23,983             24,192
                                                                                             ----------           --------
                                                                                                739,713            543,683
                                                                                             ----------           --------
Minority interest                                                                                 5,652              5,627
                                                                                             ----------           --------
Contingencies and commitments

Stockholder's equity:
    Common stock, $.01 par value, 10,000 shares authorized and outstanding                            -                  -
    Additional paid-in capital                                                                  298,706            228,706
    Retained earnings (accumulated deficit)                                                     (24,295)           (16,656)
    Accumulated other comprehensive loss                                                           (999)                 -
                                                                                             ----------           --------
                                                                                                273,412            212,050
                                                                                             ----------           --------
                                                                                             $1,018,777           $761,360
                                                                                             ==========           ========

See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited) (In thousands, except share data)


-----------------------------------------------------------------------------------------------------------------------------


                                                                                Retained        Accumulated
                                       Number of                  Additional    Earnings           Other
                                        Shares         Common      Paid-In    (Accumulated     Comprehensive   Stockholder's
                                      Outstanding       Stock      Capital      Deficit)           Loss           Equity
                                      -----------       -----      -------      --------           ----           ------

Balance, December 31, 2000              10,000          $   -      $228,706     $(16,656)          $    -         $212,050

Capital contribution                         -              -        70,000            -                -           70,000
Net loss                                     -              -             -       (7,639)               -           (7,639)
Cumulative adoption of new
   accounting principle - SFAS
   No. 133                                   -              -             -            -            2,344            2,344
Other comprehensive loss                     -              -             -            -           (3,343)          (3,343)
                                        ------          -----      --------     --------           ------         --------
Balance, June 30, 2001                  10,000          $   -      $298,706     $(24,295)          $ (999)        $273,412
                                        ======          =====      ========     ========           ======         ========

See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(In thousands)


Six Months Ended June 30                                                              2001            2000
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $  (7,639)       $  (3,962)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                                   17,549           15,133
    Interest accretion                                                               9,385            8,392
    Provision for losses on accounts receivable                                        616              580
    Minority interest                                                                1,200              884
    Deferred taxes                                                                  (1,439)          (1,151)
    Other income                                                                      (380)               -
    Extraordinary item-extinguishment of debt                                         3,095               -
Changes in assets and liabilities:
    Accounts receivable                                                            (10,175)          (6,353)
    Television programming                                                            (464)          (1,175)
    Television programming obligations                                                (324)             190
    Due from Network Company, net                                                    1,572            3,978
    Other assets                                                                   (14,465)           1,944
    Accounts payable and accrued expenses and other                                 (6,262)          (6,911)
                                                                                 ---------        ---------

                  Net cash (used in) provided by operating activities               (7,731)          11,549
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Dispositions of property and equipment                                                 855                -
Additions to property and equipment                                                 (7,302)          (6,642)
Business acquisitions, net of cash acquired                                       (240,403)               -
                                                                                 ---------        ---------
                  Net cash used in investing activities                           (246,850)          (6,642)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution                                                                70,000                -
Proceeds from borrowings under credit facilities                                   440,000                -
Payments under credit facilities                                                  (251,532)          (7,188)
Payments to minority interest partner                                               (1,992)          (1,810)
                                                                                 ---------        ---------

                  Net cash provided by (used in) financing activities              256,476           (8,998)
                                                                                 ---------        ---------

Increase (decrease) in cash and cash equivalents                                     1,895           (4,091)
Cash and cash equivalents, beginning of period                                       3,284            7,204
                                                                                 ---------        ---------

Cash and cash equivalents, end of period                                         $   5,179        $   3,113
                                                                                 =========        =========
Supplemental cash flow information:

    Interest paid                                                                $   8,543        $  12,638
                                                                                 =========        =========

    Income taxes paid, including Puerto Rico withholding taxes                   $      62        $   1,843
                                                                                 =========        =========



See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

--------------------------------------------------------------------------------

1.       BUSINESS

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates nine full-power UHF television stations serving the following Hispanic Market Areas ("Market Areas" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio and Denver. Since June 1, 2001, the Company has owned and operated KWHY-TV in Los Angeles, California, the largest independent Spanish-language television station in the largest U.S. Hispanic market, in addition to its owned and operated Network affiliate in the Los Angeles Market Area. Since June 4, 2001, the Company has operated the full-power Spanish-language television station WEYS-TV, in Key West, Florida, serving the Miami Market Area pursuant to a local marketing agreement. The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. Network programming is provided by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. In addition, the Company supplements its network programming with local programming focused on local news and community events.

2.       MERGER AND RELATED TRANSACTIONS

Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. (consequently a wholly-owned subsidiary of Holdings, "TGI") by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") (the "Merger").

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico, KWHY in Los Angeles and WEYS in Miami) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.       THE RESTRUCTURING AND RELATED TRANSACTIONS

The current and former stockholders of Holdings consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to Telemundo Communications Group, Inc., a Delaware corporation ("TCG"), in exchange for shares of common stock of TCG.

As a part of the Restructuring, Council Tree Hispanic Broadcasters II, L.L.C. ("Council Tree") purchased membership interests in Station Partners from a former shareholder of Holdings and contributed (through an affiliate) KMAS-TV ("KMAS"), Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Denver, Colorado and K34FB, Channel 34,
Pueblo, Colorado (collectively, the "Denver Stations"), valued at $15 million, to Station Partners, which subsequently contributed the Denver Stations to the Company.

In addition, TCG, through its subsidiary, Telemundo Network Interest, Inc. ("TNI"), acquired 67% of the membership interests in the Network Company, all of whose membership interests were previously owned by Liberty and Sony Pictures. Specifically, Liberty contributed, through the contribution of 100% of the capital stock of one of its subsidiaries to TCG, 50% of the outstanding membership interests of the Network Company in exchange for shares of TCG. In addition, Sony Pictures contributed, through a subsidiary, 17% of the outstanding membership interests of the Network Company to TCG in exchange for shares of TCG. As a result, Sony Pictures retained 33% of the Network Company's membership interests and TCG is the managing member of the Network Company.

4.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all material adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's unaudited financial position at June 30, 2001, and the results of operations and cash flows for all periods presented. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending 2001. The unaudited pro forma condensed consolidated financials for the year ended December 31, 2000, the six months ended June 30, 2001 and for the twelve months ending June 30, 2001 are not necessarily indicative of the results to be expected for the year ending 2001.

For a summary of significant accounting policies, which have not changed from December 31, 2000, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.

5.       TRANSACTIONS WITH AFFILIATES

Sony Pictures and TCG, through subsidiaries, own the Network Company. TCG is the Company's sole shareholder. Pursuant to the Affiliation Agreement, the Company recorded $12.9 million and $12.0 million in incremental net revenue for the six months ended June 30, 2001 and 2000, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

be no assurance that the programming provided by the Network Company will achieve or maintain satisfactory viewership levels or that the Company or the Network Company will be able to generate significant advertising revenue.

6.       DERIVATIVES

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

The impact of the adoption of SFAS 133 relates to the Company's two interest rate swaps, which are used to manage financing costs associated with changes in variable interest rates on its $530 million senior secured credit facilities (as described below). The interest rate swap transactions qualify as cash flow hedges and are recorded on the consolidated balance sheet as of June 30, 2001 as follows: $1.7 million financial liabilities and $1.0 million accumulated other comprehensive loss, net of income taxes of $638,000. Using the hypothetical derivative method, the Company recognized a loss on the fair value on the interest rate swaps of $105,000, which is included in other income, net in the consolidated statements of operations. The Company will apply the assertions relating to SFAS 133 on a quarterly basis.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standard Board ("FASB") released SFAS 141, Business Combinations, ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests ("pooling") method of accounting for business combinations initiated after the issuance date of the financial statements. SFAS 142 reduces the maximum amortization period of goodwill and intangible assets to 20 years. However, it also requires that an identifiable intangible asset, that is determined to have an indefinite useful economic life and observable market not be amortized, but separately tested for impairment using a fair-value based approach. SFAS 142 is effective January 1, 2002, when it will be adopted by the Company. The impact on the consolidated financial statements, as a result of the adoption of SFAS 141 and SFAS 142 has not been determined.

8.       COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and changes in the value of derivatives in accordance with the adoption of SFAS 133. The components of the Company's comprehensive loss is as follows (in thousands):

                                                          Six Months Ended
                                                            June 30, 2001
                                                            -------------

             Net loss                                          $(7,639)
             Cumulative adoption of new accounting
                principle - SFAS 133, net of
                income taxes of $1,138                           2,344
             Unrealized loss on derivatives,
                net of income taxes of $2,137                   (3,343)
                                                               -------
             Comprehensive loss                                $(8,638)
                                                               =======

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
9. ACQUISITION AND RELATED FINANCING

The Company acquired certain of the assets and assumed certain of the liabilities of independent full-power Spanish-language television station KWHY-TV, Channel 22, in Los Angeles, CA and its related low-power television station, KWHY-LP, Channel 22, in Santa Barbara, CA (collectively, "KWHY"), for approximately $239 million (the "KWHY Acquisition"). The KWHY Acquisition closed on June 1, 2001.

The KWHY Acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the consolidated statements of operations beginning on June 1, 2001.

On June 1, 2001, TGI, as borrower, the Company, as parent guarantor, and a syndicate of lenders entered into an amended and restated credit agreement. The senior secured credit facilities are comprised of a reducing revolving credit facility in an aggregate principal amount of up to $100.0 million, a tranche A term credit facility in an aggregate principal amount of $75.0 million, and a tranche B term credit facility in an aggregate principal amount of $355.0 million (the "Credit Facilities").

On May 31, 2001, in connection with the acquisition of KWHY, TCG issued shares of its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock in exchange for $70.0 million from certain of its stockholders. Shares of the Series A Convertible Preferred Stock, which have one vote per share and are convertible into TCG's Class A Common Stock, were issued to Liberty, Sony Pictures, SPE Mundo and TLMD LLC. Shares of the Series B Convertible Preferred Stock, which have three votes per share and are convertible into TCG's Class B Common Stock, were issued to Station Partners. Accordingly, on a voting basis, the issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) may be voted 15.67% by Sony Pictures (which includes the shares held by SPE Mundo), 24.92% by Liberty, 55.48% by Station Partners, 3.33% by Bron-Villanueva Capital, LLC
("BV Capital") and 0.59% by TLMD LLC. BV Capital and TLMD LLC are both affiliates of the managing partners of Bastion. Liberty's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all the shares of TCG held by Liberty.

The unaudited pro forma information of the Company as if the KWHY Acquisition had occurred on January 1, is as follows (in thousands):

        Six months ended June 30,                       2001         2000
        --------------------------------------------------------------------

                  Revenue                             $123,157     $112,117
                  Loss from continuing operations       (8,901)      (6,026)

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

The purchase price allocation was based on the fair values of the assets acquired and liabilities assumed, which were based on an independent valuation and allocation as follows (in thousands):

                  Television programming                            $    1,087
                  Prepaid expenses and other current assets                143
                  Property and equipment                                 5,790
                  Broadcast license and other intangibles              236,124
                  Accounts payable and accrued expenses                 (2,457)
                  Television program obligations                          (284)
                                                                    ----------
                      Total purchase price                            $240,403
                                                                    ==========

The allocation and related life of the intangibles are as follows (in thousands):

                  Broadcast licenses                 40 years         $206,724
                  Advertiser base                     7 years           29,000
                  Workforce                           5 years              400


10.      PENDING ACQUISITION AND RELATED FINANCING

On June 25, 2001, the Company entered into a definitive agreement to acquire the full-power independent television station KXTX-TV, Channel 39, in Dallas, Texas ("KXTX"), from Southwest Sports Television, L.P. for approximately $65.0 million plus costs and other liabilities (the "KXTX Acquisition"). The KXTX Acquisition is subject to the approval of the Federal Communications Commission ("FCC") and certain other conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("Hart-Scott-Rodino"). The application for approval of the KXTX Acquisition was filed with the FCC on July 10, 2001. The FCC accepted the application for filing on July 24, 2001. The time period during which third parties may petition the FCC to deny the application expires on August 23, 2001. The applicable waiting period under Hart-Scott-Rodino will expire on August 13, 2001. The Company has requested "early termination" of such waiting period. Subject to the receipt of all regulatory approvals, the Company anticipates that it will close this transaction in the fourth quarter of 2001 and that it will fund the KXTX Acquisition through a combination of borrowings under the Company's Credit Facilities and funds to be received from the offering of the senior discount notes.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------

Introduction

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates nine full-power UHF television stations serving the following Hispanic Market Areas ("Market Areas" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio and Denver. Eight of these stations serve the seven largest Hispanic Market Areas in the United States. Four of these markets are among the five largest general Market Areas in the United States. Since June 1, 2001, the Company has owned and operated KWHY-TV in Los Angeles, California, the largest independent Spanish-language television station in the largest U.S. Hispanic market, in addition to its owned and operated network affiliate in the Los Angeles Market Area. Since June 4, 2001, the Company has operated the full-power Spanish-language television station WEYS-TV, in Key West, Florida ("WEYS"), serving the Miami market pursuant to a local marketing agreement. The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico and 16 domestic low-power television stations.

The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events. Network programming is provided 24-hours a day to the Company's U.S. stations by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. WKAQ in Puerto Rico, KWHY in Los Angeles and WEYS in Miami broadcast a similar variety of programs. However, while these stations air certain of the Network Company's programming, a substantial amount of their programming is either internally developed and produced, or acquired directly by each station from third party producers unrelated to the Network Company. Including the Company's owned and operated stations, the Network Company currently serves 81 markets in the United States, including 49 of the 50 largest Hispanic markets, and reaches approximately 88% of all U.S. Hispanic households.

Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. (consequently a wholly-owned subsidiary of Holdings "TGI") by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") (the "Merger").

The former stockholders of Holdings consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to Telemundo Communications Group, Inc. ("TCG"), in exchange for shares of common stock of TCG.

In addition, Council Tree purchased membership interests in Station Partners from a former shareholder of Holdings and contributed (through an affiliate) KMAS-TV ("KMAS"), Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Estes Park, Colorado and K34FB, Channel 34, Pueblo, Colorado (collectively, the "Denver Stations"), valued at $15 million, to Station Partners, which subsequently contributed the Denver Stations to the Company.

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

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico, KWHY in Los Angeles and WEYS in Miami) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

The Company acquired certain of the assets and assumed certain of the liabilities of independent full-power Spanish-language television station KWHY-TV, Channel 22, in Los Angeles, CA and its related low-power television station, KWHY-LP, Channel 22, in Santa Barbara, CA (collectively, "KWHY"), for approximately $239 million (the "KWHY Acquisition"). The KWHY Acquisition closed on June 1, 2001.

On June 1, 2001, TGI, as borrower, the Company, as parent guarantor, and a syndicate of lenders entered into an amended and restated credit agreement. The senior secured credit facilities are comprised of a reducing revolving credit facility in an aggregate principal amount of up to $100.0 million, a tranche A term credit facility in an aggregate principal amount of $75.0 million, and a tranche B term credit facility in an aggregate principal amount of $355.0 million (the "Credit Facilities").

On May 31, 2001, in connection with the acquisition of KWHY, TCG issued shares of its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock in exchange for $70.0 million from certain of its stockholders. Shares of the Series A Convertible Preferred Stock, which have one vote per share and are convertible into TCG's Class A Common Stock, were issued to Liberty, Sony Pictures and TLMD LLC. Shares of the Series B Convertible Preferred Stock, which have three votes per share and are convertible into TCG's Class B Common Stock, were issued to Station Partners. Accordingly, on a voting basis, the issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) may be voted 15.67% by Sony Pictures, 24.92% by Liberty, 55.48% by Station Partners, 3.33% by Bron-Villanueva Capital, LLC ("BV Capital") and 0.59% by TLMD LLC. BV Capital and TLMD LLC are both affiliates of the managing partners of Bastion. Liberty's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all the shares of TCG held by Liberty.

On June 1, 2001, the Company entered into a local marketing agreement with WEYS Television Corp. to operate the full-power Spanish-language television station WEYS in Key West, Florida, serving the Miami market. The Company also entered into an option agreement to acquire the assets of WEYS and its associated LPTVs for approximately $9.0 million. With this agreement and the acquisition of KWHY, the Company has created duopolies in two of the three largest Hispanic markets in the U.S.

On June 25, 2001, the Company entered into a definitive agreement to acquire the full-power independent television station KXTX-TV, Channel 39, in Dallas, Texas ("KXTX"), from Southwest Sports Television, L.P. for approximately $65.0 million plus costs and other liabilities (the "KXTX Acquisition"). The KXTX Acquisition is subject to the approval of the Federal Communications Commission ("FCC") and certain other conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("Hart-Scott-Rodino"). The application for approval of the KXTX Acquisition was filed with the FCC on July 10, 2001. The FCC accepted the application for filing on July 24, 2001. The time period during which third parties may petition the FCC to deny the application expires on August 23, 2001. The applicable waiting period under Hart-Scott-Rodino will expire on August 13, 2001. The Company has requested "early termination" of such waiting period. Subject to the receipt of all regulatory approvals, the Company anticipates that it will close this transaction in the fourth quarter of 2001 (see Note 10). The Company will fund the KXTX Acquisition through a combination of borrowings under the Company's Credit Facilities and funds to be received through the issuance of the Notes due 2008 (as described below).

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

On July 30, 2001, the Company signed a purchase agreement to issue $75,153,000 aggregate principal amount at maturity of 11.5% Senior Discount Notes due 2008 (the "Notes"). The issuance of the Notes is subject to customary conditions and the Company expects the issuance to occur on August 10, 2001. The Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration statement or an applicable exemption from registration requirements. The Company will use the net proceeds from the sale of the Notes to finance the KXTX Acquisition. If the acquisition of KXTX is not consummated, the Company will use the net proceeds from the sale of the Notes to repay debt under the Company's Credit Facilities.

Results of Operations

Net revenue for the three and six months ended June 30, 2001 as compared to the corresponding periods of 2000 was as follows (in thousands):


                               Three Months Ended                Six Months Ended
                                    June 30,                         June 30,
                            ----------------------           ------------------------
                                2001     2000      Change        2001      2000       Change
                                ----     ----      ------        ----      ----       ------
Local                       $ 40,122    $31,151      29 %   $   68,210     $53,521      27 %
National spot                 13,785     11,018      25 %       22,704      20,560      10 %
Incremental revenue from
   Affiliation Agreement         560      4,675     (88)%       12,946      12,044       7 %
Other revenue                  2,964      3,919     (24)%        4,664       8,882     (47)%
                            --------    -------               --------     -------
Net revenue                 $ 57,431    $50,763      13 %     $108,524     $95,007      14 %
                            ========    =======               ========     =======

Local revenue at the Company's domestic television stations increased by 49% and 45% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively, which was primarily the result of increases in audience share at the Company's major stations, continued growth in the local Spanish-language television markets and the addition of KWHY from June 1, 2001. Local revenue at WKAQ-Puerto Rico increased by 3% and 4% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively, as a result of increases in audience share. Excluding the impact of KWHY, local revenue at the Company's domestic television stations would have increased by 33% and 36% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

The increases in national spot revenue of 25% and 10% for the three and six months ended June 30, 2001 from the corresponding periods of the prior year, respectively, were primarily the result of increases in audience share. Excluding the impact of KWHY, national revenue at the Company's domestic television stations would have increased by 22% and 9% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

The Telemundo network's average share of the Spanish-language television audience (Adults 18-49) was 26% during the first and second quarters of 2001 and 23% during the fourth quarter of 2000, compared to 22% during the second quarter of 2000, 18% during the first quarter of 2000 and 19% during the fourth quarter of 1999. Throughout 2000 and the first half of 2001, the Company's audience share levels have increased significantly as a result of various successful programming initiatives. A change in audience share typically has a delayed impact on revenue.

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

Other revenue decreased by 24% and 47% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively, which was primarily the result of the elimination of substantially all U.S. paid programming (i.e., infomercials) at the end of the second quarter of 2000, with the exception of KWHY. These decreases were offset in part by including KWHY's June results in the 2001 periods.

Direct operating costs increased by 16% and 18% for the three and six months ended June 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily the result of an increase in costs incurred to enhance and expand local news in the U.S. and the addition of KWHY. Excluding KWHY, direct operating costs would have increased by 11% and 15% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

Selling, general and administrative expenses increased by 17% for both the three and six months ended June 30, 2001 from the corresponding periods of the prior year. This was primarily the result of the payment of increased sales commissions relating to the increase in local revenue, an increase in advertising expenditures and the addition of KWHY. Excluding KWHY, selling, general and administrative expenses would have increased by 14% and 15% for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

Corporate expenses increased by $195,000 and $391,000 for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

Depreciation and amortization increased by $1.5 million and $2.4 million for the three and six months ended June 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily a result of the additions to property and equipment during 2000 and 2001, including those relating to upgrading stations to a digital technology platform and the addition of KWHY. Excluding KWHY, depreciation and amortization would have increased by $581,000 and $1.5 million for the three and six months ending June 30, 2001 from the corresponding periods of the prior year, respectively.

Interest expense, net increased by $1.4 million and $1.8 million for the three and six months ended June 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily the result of higher interest rates on greater balances outstanding under the Credit Facilities and an increase in interest accreted on the $218.8 million aggregate principal amount at maturity 11.5% Senior Discount Notes due 2008.

The income tax (provision)/benefit for the three and six months ended June 30, 2001, respectively, result primarily from the tax effect of changes in federal, state and Puerto Rico deferred temporary differences, offset in part by a current provision for federal, state and Puerto Rico income taxes. The income tax provision for the three and six months ended June 30, 2000 results primarily from a current provision for federal, state and Puerto Rico income taxes and Puerto Rico withholding taxes related to intercompany interest, offset in part by the tax effect of changes in federal, state and Puerto Rico deferred temporary differences. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating loss carryforwards are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in Video 44, which is based on a minimum preferred distribution to such partner. Video 44 is a partnership that owns and operates WSNS-Chicago.

The extraordinary item-extinguishment of debt, net of taxes of $3.1 million for the three and six months ended June 30, 2001 was the result of a write-off of the debt issuance costs from the credit facilities upon refinancing.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)

--------------------------------------------------------------------------------

Liquidity and Sources of Capital

Cash flows used in and provided by operating activities were $7.7 million and $11.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily the result of changes in certain asset and liability accounts, the timing of the payments of accounts payable, taxes and interest, and an increase in net loss due to the increases in depreciation and amortization and interest expense.

The Company had working capital of $33.7 million at June 30, 2001.

Capital expenditures of approximately $7.3 million were made during the six months ended June 30, 2001 to replace and upgrade equipment and facilities, including upgrading stations to a digital technology platform. The Company expects to incur capital expenditures of approximately $20 million in 2001 in connection with the continued conversion to digital technology as well as regular maintenance capital spending.

The Company's principal sources of liquidity are cash from operations and a $100 million revolving credit facility with a final maturity of February 15, 2008 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was none outstanding at June 30, 2001.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company entered into two fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions in late 1998. The Company uses derivative financial instruments to manage financing cost associated with changes in interest rates. Interest rate swaps involve periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense, net. The Company does not use any of these instruments for trading purposes. If the Company were to have borrowings outstanding for the maximum amount possible under the Revolving Credit Facility, it would have $100 million principal amount subject to change in interest rates, whereby a change of 100 basis points would have approximately a $1.0 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

The Company's credit risk associated with these derivative contracts is generally limited to an unrealized gain on those contracts with a positive fair market value, should any counterparty fail to perform as contracted. The counterparty to the Company's derivative contracts is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by the counterparty.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibits
             --------

             Exhibit No. Description of Event
             ----------- --------------------
             2.1         Asset Purchase Agreement dated as of June 25, 2001 among
                         Southwest Sports Television, L.P., Telemundo of Dallas, L.P.,
                         Telemundo of Dallas License Corp. and Telemundo Communications
                         Group, Inc.

             2.2         First Amendment to Asset Purchase Agreement dated as of July 10,
                         2001 among Southwest Sports Television, L.P., Telemundo of
                         Dallas, L.P., Telemundo of Dallas License Corp. and Telemundo
                         Communications Group, Inc.

             3.1         Restated Certificate of Incorporation of the Company
                         (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's 10-K for the fiscal year ended December 31, 2000).

             3.2         Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company's 10-K for the fiscal year ended December 31, 2000).

             10.1        Effectiveness Agreement dated as of June 1, 2001 among Telemundo
                         Group, Inc., the Company, the Lenders (as named therein) and
                         Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 filed as part of the Company's 8-K dated June 1,
                         2001).

             10.2       Amended and Restated Credit Agreement dated as of June 1, 2001 among Telemundo Group, Inc., as borrower, the Company, as parent guarantor, the Lenders (as named therein) and Credit Suisse
                        First Boston Corporation (incorporated by reference to Exhibit 10.2 filed as part of the Company's 8-K dated June 1, 2001).

             10.3       Amended and Restated Pledge Agreement dated as of June 1, 2001 among
                        Telemundo Group, Inc., the Company, the Subsidiary Pledgors
                        (as named therein) and Credit Suisse First Boston Corporation
                        (incorporated by reference to Exhibit 10.3 filed as part of the
                        Company's 8-K dated June 1, 2001).

             10.4       Amended and Restated Security Agreement dated as of June 1, 2001 among Telemundo Group, Inc., the Company, the Subsidiary Guarantors
                        (as named therein) and Credit Suisse First Boston Corporation
                        (incorporated by reference to Exhibit 10.4 filed as part of the
                        Company's 8-K dated June 1, 2001).

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


             10.5        Amended and Restated Subsidiary Guarantee Agreement dated as of June 1,
                         2001 among Telemundo Group, Inc., the Company, the Subsidiary Guarantors
                         (as named therein) and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.5 filed as part of the Company's 8-K dated June
                         1, 2001).

             10.6        Amended and Restated Stockholders' Agreement dated as of May 31, 2001 by and among Telemundo Communications Group, Inc., Station Partners, LLC, Sony
                         Pictures Entertainment Inc., Liberty Media Corporation, Council Tree
                         Hispanic Broadcasters II, L.L.C., BCF Media, LLC, Bastion Capital Fund,
                         L.P., TLMD LLC, Villanueva Investments, Inc., The Bron 2000 Trust and
                         Bron-Villanueva Capital, LLC (incorporated by reference to Exhibit 10.6 filed as part of the Company's 8-K dated June 1, 2001).

             99.1        Telemundo Holdings, Inc. and Subsidiaries- Unaudited Pro Forma Condensed
                         Consolidated Financial Statements For the Year Ended December 31, 2000 and
                         Six Months Ended June 30, 2001.


    (b)      Reports on Form 8-K

             On June 15, 2001, a Report on Form 8-K was filed which describes the consummation of the KWHY Acquisition.

                                       18

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TELEMUNDO HOLDINGS, INC.
                                               (Registrant)



                                  By:  /s/  Vincent L. Sadusky
                                       -----------------------------------------
Dated:  August 3, 2001                 Vincent L. Sadusky
                                       Chief Financial Officer and Treasurer