Form 10-Q
period 2001-09-30
TELEMUNDO HOLDING INC
filed 2001-11-14
CIK 1069901

--------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


         As of November 12, 2001 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by an affiliate. There is no established public trading market for the registrant's common stock.

--------------------------------------------------------------------------------

                    TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
PART I.  FINANCIAL INFORMATION:                                                                             No.
                                                                                                           ----

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2001 and 2000 (Unaudited)....................................................    2

    Consolidated Balance Sheets at September 30, 2001 (Unaudited)
         and December 31, 2000............................................................................    3

    Consolidated Statement of Changes in Stockholder's Equity
         for the Nine Months Ended September 30, 2001 (Unaudited).........................................    4

    Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 and 2000 (Unaudited)....................................................    5

    Notes to Consolidated Financial Statements (Unaudited)................................................    6

  Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition..........................................................   12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   17

PART II.  OTHER INFORMATION, AS APPLICABLE

  Item 6.  Exhibits and Reports on Form 8-K...............................................................   17

SIGNATURE.................................................................................................   18


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

(In thousands)

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                 ----------------------          --------------------------
                                                                   2001          2000              2001              2000
                                                                 --------      --------          --------         ---------
Net revenue..................................................    $ 61,943       $45,091           $170,467          $140,098
                                                                 --------       -------           --------          --------

Costs and expenses:
    Direct operating costs...................................      23,294        17,887             62,426            51,464
    Selling, general and administrative expenses.............      19,068        14,782             54,599            45,130
    Depreciation and amortization............................      10,806         7,840             28,355            22,973
                                                                 --------       -------           --------          --------
                                                                   53,168        40,509            145,380           119,567
                                                                 --------       -------           --------          --------

Operating income.............................................       8,775         4,582             25,087            20,531


Interest expense, net........................................     (14,620)       (9,431)           (35,122)          (28,127)
Other expense, net...........................................        (121)            -               (234)                -
                                                                 --------       -------           --------          --------
Loss before income taxes, minority
   interest and extraordinary item...........................      (5,966)       (4,849)           (10,269)           (7,596)


Income tax benefit...........................................       1,957         1,090              2,916               759
Minority interest............................................        (644)         (442)            (1,844)           (1,326)
                                                                 --------       -------           --------          --------
Loss before extraordinary item...............................      (4,653)       (4,201)            (9,197)           (8,163)

Extraordinary item-extinguishment of debt, net
   of taxes..................................................           -             -             (3,095)                -
                                                                 --------       -------           --------          --------

Net loss.....................................................    $ (4,653)      $(4,201)          $(12,292)         $ (8,163)
                                                                 ========       =======           ========          ========

See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                                       September 30,        December 31,
Assets                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents.................................................           $   11,649           $   3,284
    Accounts receivable, less allowance for doubtful accounts of  $4,768
        and $8,219............................................................                49,101              37,859
    Current portion of television programming.................................                 7,482               5,109
    Prepaid expenses and other................................................                 4,269               4,111
    Due from Network Company, net.............................................                15,337              13,719
                                                                                         -----------          ----------
             Total current assets.............................................                87,838              64,082
Property and equipment, net...................................................                89,941              71,067
Television programming, net of current portion................................                 1,428               1,456
Other assets..................................................................                19,386              10,619
Broadcast licenses and other intangible assets, net...........................               889,759             614,136
                                                                                          ----------           ---------

                                                                                          $1,088,352            $761,360
                                                                                          ==========            ========
Liabilities and Stockholder's Equity
--------------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses.....................................            $   38,299            $ 42,305
    Television programming obligations........................................                 2,887               2,218
    Current portion of long-term debt.........................................                     -               5,031
    Financial liabilities.....................................................                 7,750                   -
                                                                                          ----------            --------
            Total current liabilities.........................................                48,936              49,554
Long-term debt, net of current portion........................................               680,763             400,199
Deferred taxes, net...........................................................                64,105              69,738
Other liabilities.............................................................                23,623              24,192
                                                                                          ----------           ---------
                                                                                             817,427             543,683
                                                                                          ----------           ---------

Minority interest.............................................................                 5,710               5,627
                                                                                          ----------           ---------

Contingencies and commitments

Stockholder's equity:
    Common stock, $.01 par value, 10,000 shares authorized and outstanding....                     -                   -
    Additional paid-in capital................................................               298,706             228,706
    Retained earnings (accumulated deficit)...................................               (28,948)            (16,656)
    Accumulated other comprehensive loss......................................                (4,543)                  -
                                                                                          ----------           ---------
                                                                                             265,215             212,050
                                                                                          ----------           ---------

                                                                                          $1,088,352            $761,360
                                                                                          ==========            ========

See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share data)
---------------------------------------------------------------------

                                                                              Retained        Accumulated
                                     Number of                 Additional     Earnings           Other
                                       Shares       Common      Paid-In    (Accumulated     Comprehensive   Stockholder's
                                    Outstanding      Stock       Capital      Deficit)           Loss           Equity
                                    -----------     ------     ----------   -----------      -------------   -------------
Balance, December 31, 2000........     10,000       $    -      $228,706      $(16,656)         $     -         $212,050

Capital contribution..............          -            -        70,000             -                -           70,000
Net loss..........................          -            -             -       (12,292)               -          (12,292)
Cumulative adoption of new
   accounting principle - SFAS
   No. 133........................          -            -             -             -            2,344            2,344
Other comprehensive loss..........          -            -             -             -           (6,887)          (6,887)
                                       ------       ------      --------      --------          -------         --------

Balance, September 30, 2001.......     10,000       $    -      $298,706      $(28,948)         $(4,543)        $265,215
                                       ======       ======      ========      ========          =======         ========



See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(In thousands)

Nine Months Ended September 30                                                              2001                 2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.......................................................................             $ (12,292)        $ (8,163)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization..............................................                28,355           22,973
    Interest accretion.........................................................                15,065           12,768
    Provision for losses on accounts receivable................................                   940              883
    Minority interest..........................................................                 1,844            1,326
    Deferred taxes.............................................................                (4,414)          (2,869)
    Other......................................................................                  (251)               -
    Extraordinary item-extinguishment of debt..................................                 3,095                -
Changes in assets and liabilities, net of effects of business acquisitions:
    Accounts receivable........................................................               (11,337)          (5,241)
    Television programming.....................................................                (1,258)            (851)
    Television programming obligations.........................................                   385              168
    Due from Network Company, net..............................................                (1,618)           6,380
    Accounts payable and accrued expenses and other............................                (6,032)          (4,508)
                                                                                            ---------         --------
                  Net cash provided by operating activities....................                12,482           22,866
                                                                                            ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment............................................               (11,848)          (9,508)
Dispositions of property and equipment.........................................                   663                -
Business acquisitions, net of cash acquired ...................................              (304,936)               -
                                                                                            ---------         --------

                  Net cash used in investing activities........................              (316,121)          (9,508)
                                                                                            ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution...........................................................                70,000                -
Proceeds from borrowings under credit facilities...............................               457,000                -
Payments under credit facilities...............................................              (256,532)         (13,250)
Proceeds from issuance of 2001 Senior Notes....................................                60,000                -
Deferred financing costs.......................................................               (15,476)               -
Payments to minority interest partner..........................................                (2,988)          (2,715)
Merger costs...................................................................                     -             (705)
                                                                                            ---------         --------

                  Net cash provided by (used in) financing activities..........               312,004          (16,670)
                                                                                            ---------         --------

Increase (decrease) in cash and cash equivalents...............................                 8,365           (3,312)
Cash and cash equivalents, beginning of period.................................                 3,284            7,204
                                                                                            ----------        --------

Cash and cash equivalents, end of period.......................................             $   11,649        $  3,892
                                                                                            ==========        ========

Supplemental disclosure of cash flow information:
    Interest paid..............................................................             $   16,685        $ 18,147
                                                                                            ==========        ========

    Income taxes paid, including Puerto Rico withholding taxes.................             $     990         $  2,569
                                                                                            ==========        ========

See notes to consolidated financial statements.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   BUSINESS

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates ten full-power UHF television stations serving the following Market Areas ("Market Areas" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. and used by the television industry to describe a geographically distinct television market) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, Houston, Dallas, San Antonio and Denver. Since June 1, 2001, the Company has owned and operated KWHY-TV in Los Angeles, California ("KWHY"), the largest independent Spanish-language television station in the largest U.S. Hispanic market, in addition to its owned and operated network affiliate in the Los Angeles Market Area. Since June 4, 2001, the Company has operated the full-power Spanish-language television station WEYS-TV, in Key West, Florida ("WEYS"), serving the Miami Market Area pursuant to a local marketing agreement. Since September 28, 2001, the Company has owned KXTX-TV, in Dallas, Texas ("KXTX"). The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. Network programming is provided by Telemundo Network Group LLC (the "Network Company"), an affiliate of the Company. In addition, the Company supplements its network programming with local programming focused on local news and community events.

2.   THE MERGER AND RELATED TRANSACTIONS

Holdings was originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. (now a wholly-owned subsidiary of Holdings, "TGI") by Liberty Media Corporation (together with its subsidiaries, "Liberty"), Sony Pictures Entertainment Inc. (together with its subsidiaries, "Sony Pictures") and Station Partners, LLC ("Station Partners") (the "Merger").

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by the Company (excluding WKAQ in Puerto Rico, KWHY in Los Angeles, WEYS in Miami and KXTX in Dallas) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130 million up to $230 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230 million. After the first year, the threshold levels (i.e., $130 million and $230 million) increase 3% annually. Currently, the Company is in the fourth year of the Affiliation Agreement, and the thresholds are $142.1 million and $251.3 million.

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.   THE RESTRUCTURING AND RELATED TRANSACTIONS


The Company's current and former stockholders consummated a restructuring of interests on December 15, 2000 (the "Restructuring"). As part of the Restructuring, each of Sony Pictures, Station Partners and Liberty contributed, among other things, all of their capital stock in Holdings to the new parent company, Telemundo Communications Group, Inc. ("TCG"), in exchange for shares of common stock of TCG. As a result of the Restructuring, TCG, through its subsidiary, Telemundo Network Interest, Inc., acquired 67% of the membership interests in the Network Company, all of whose membership interests were previously owned by Liberty and Sony Pictures. Specifically, Liberty contributed, through the contribution of 100% of the capital stock of one of its subsidiaries to TCG, 50% of the outstanding membership interests of the Network Company in exchange for shares of TCG. In addition, Sony Pictures contributed, through a subsidiary, 17% of the outstanding membership interests of the Network Company to TCG in exchange for shares of TCG. As a result, Sony Pictures retained 33% of the Network Company's membership interests and TCG is the managing member of the Network Company.


4.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all material adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's unaudited financial position at September 30, 2001, and the results of operations and cash flows for all periods presented. The unaudited results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending 2001.


For a summary of significant accounting policies, which have not changed from December 31, 2000, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Certain reclassifications have been made in the prior year's financial statements to conform with the current year's presentation.


5.   TRANSACTIONS WITH AFFILIATES


Sony Pictures and TCG, through subsidiaries, own the Network Company. TCG is the Company's sole stockholder. Pursuant to the Affiliation Agreement, the Company recorded $17.8 million and $14.4 million in incremental net revenue for the nine months ended September 30, 2001 and 2000, respectively, the outstanding portion of which is included in Due from Network Company, net. In addition, the Network Company pays certain costs on behalf of the Company and the Company pays certain costs on behalf of the Network Company, which are fully reimbursed. The Company believes these costs to be at fair value and the outstanding balances are included in Due from Network Company, net.


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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

viewership levels or that the Company or the Network Company will be able to generate significant advertising revenue.

6.   ACQUISITIONS AND RELATED FINANCINGS

The Company acquired certain of the assets and assumed certain of the liabilities of independent full-power Spanish-language television station KWHY-TV, Channel 22, in Los Angeles, California and its related low-power television station, KWHY-LP, Channel 22, in Santa Barbara, California, for approximately $240.4 million including acquisition-related costs (the "KWHY Acquisition"). The KWHY Acquisition closed on June 1, 2001.

The KWHY Acquisition has been accounted for under the purchase method of accounting.

The KWHY Acquisition purchase price allocation was based on the fair values of the assets acquired and liabilities assumed, and the intangibles which were based on an independent valuation and allocation as follows (in thousands):

       Television programming                                  $  1,087
       Prepaid expenses and other current assets                    143
       Property and equipment                                     5,790
       Broadcast licenses and other intangibles                 236,124
       Accounts payable and accrued expenses                     (2,457)
       Television program obligations                              (284)
                                                               --------
           Total purchase price                                $240,403
                                                               ========


The allocation and related life of the intangibles are as follows (in thousands):

       Broadcast licenses                  40 years          206,724
       Advertiser base                      7 years           29,000
       Workforce                            5 years              400


On May 31, 2001, in connection with the KWHY Acquisition, TCG issued shares of its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock in exchange for $70.0 million from certain of its stockholders. Station Partners, Sony Pictures, Liberty, Bron-Villanueva Capital, LLC and TLMD LLC now beneficially own the Company's voting interests indirectly through their ownership of voting interests in the Company's parent TCG.

On June 1, 2001, TGI, as borrower, the Company, as parent guarantor, and a syndicate of lenders entered into an amended and restated credit agreement (the "Credit Agreement"). The senior secured credit facilities, covered under the Credit Agreement, are comprised of a reducing revolving credit facility in an aggregate principal amount of up to $100.0 million, a tranche A term credit facility in an aggregate principal amount of $75.0 million, and a tranche B term credit facility in an aggregate principal amount of $355.0 million (the "Credit Facilities").

On June 1, 2001, the Company entered into a local marketing agreement with WEYS Television Corp. to operate the full-power Spanish-language television station WEYS in Key West, Florida, serving the Miami market. The Company also entered into an option agreement to acquire the assets of WEYS and its associated low-power television stations ("LPTVs") for approximately $9.0 million. With this agreement and the KWHY Acquisition, the Company has created duopolies in two of the three largest Hispanic markets in the U.S.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

On August 10, 2001, the Company issued $75.2 million aggregate principal amount at maturity of Series C 11 1/2% Senior Discount Notes due August 15, 2008 (the "2001 Senior Notes"). The Company used the proceeds from the 2001 Senior Notes and the Credit Facilities to fund the KXTX Acquisition, as defined below.

On September 28, 2001, the Company acquired certain of the assets and assumed certain of the liabilities of full-power English-language television station KXTX-TV, Channel 39, in Dallas, Texas ("KXTX") for approximately $64.5 million including acquisition-related costs (the "KXTX Acquisition"). The Company expects to begin operating KXTX as a Spanish-language television station on January 1, 2002.

The KXTX Acquisition has been accounted for under the purchase method of accounting.

The KXTX Acquisition purchase price allocation was based on the fair values of the assets acquired and liabilities assumed, and the intangibles which were based on a preliminary independent valuation and allocation as follows (in thousands):

       Prepaid expenses and other current assets                 $   146
       Property and equipment                                     10,064
       Broadcast license and other intangibles                    55,470
       Accounts payable and accrued expenses                      (1,147)
                                                                 -------
           Total purchase price                                  $64,533
                                                                 =======


The allocation and related life of the intangibles are as follows (in thousands):

       Broadcast license             Infinite lives            8,731
       Goodwill                      Infinite lives           46,739

The unaudited pro forma information of the Company as if the acquisitions had occurred on January 1, is as follows (in thousands):

       Nine months ended September 30,            2001                  2000
       -------------------------------------------------------------------------

       Net revenue                               $190,200             $174,384
       Loss from continuing operations            (15,540)             (22,424)


On November 1, 2001 the Company commenced an exchange offer to exchange up to $293,991,000 principal amount at maturity of the Company's registered Series D 11 1/2% Senior Discount Notes due August 15, 2008 for the Company's outstanding Series A, B and C 11 1/2% Senior Discount Notes due August 15, 2008 (the "Exchange Offer"). The Exchange Offer will expire December 7, 2001, unless the Company, in its sole discretion, decides to extend the Exchange Offer.

7.   DERIVATIVES

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

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

documented policies. As a result of the adoption of this standard as of January 1, 2001, the Company recorded a transition adjustment reflecting a one-time after-tax unrealized gain of $2.3 million to other comprehensive income.

The impact of SFAS 133 relates to the Company's three interest rate swaps, which are used to manage financing costs associated with changes in variable interest rates on its Credit Facilities. The interest rate swap transactions qualify as cash flow hedges and are recorded on the consolidated balance sheet as of September 30, 2001 as follows: $7.8 million financial liabilities and $4.5 million accumulated other comprehensive loss, net of income taxes of $3.0 million. Using the hypothetical derivative method, the Company recognized a loss on the fair value on the interest rate swaps in the amount of $255,000, which is included in other expense, net in the consolidated statements of operations and cash flows for the nine months ended September 30, 2001.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standard Board ("FASB") released SFAS 141, Business Combinations, ("SFAS 141"), and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests ("pooling") method of accounting for business combinations initiated after the issuance date of the financial statements. SFAS 142 requires that goodwill and any identifiable intangible asset that is determined to have an indefinite useful economic life and observable market not be amortized, but separately tested for impairment using a fair-value based approach. SFAS 142 has been applied to the KXTX Acquisition because the transaction closed after July 1, 2001. As a result, the intangibles identified are broadcast license and goodwill with infinite lives. Accordingly, no amortization is included in the accompanying statement of operations and cash flows for the nine months ended September 30, 2001. SFAS 142 is effective January 1, 2002, when it will be adopted by the Company. The impact on the consolidated financial Statements as a result of the adoption of SFAS 141 and SFAS 142 has not been determined.

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and will be applied on a prospective basis. The impact on the consolidated financial statements as a result of the adoption of SFAS No. 143 has not been determined.

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"). SFAS 144 maintains the provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and will be applied on a prospective basis. The impact on the consolidated financial statements as a result of the adoption of SFAS 144 has not been determined.

9.   COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and changes in the value of derivatives in accordance with the adoption and application of SFAS 133. The components of the Company's comprehensive loss is as follows (in thousands):

                                                              Nine Months Ended
                                                             September 30, 2001
                                                             ------------------
       Net loss.....................................              $(12,292)
       Cumulative adoption of new accounting
          principle - SFAS 133, net of
          income taxes of $1,138....................                 2,344

       Unrealized loss on derivatives,
          net of income taxes of $2,952.............                (6,887)
                                                                  ---------
       Comprehensive loss...........................              $(16,835)
                                                                  =========

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10.  NBC Acquisition

On October 11, 2001, General Electric Company ("GE"), along with its wholly-owned indirect subsidiary National Broadcasting Company, Inc. ("NBC"), entered into a definitive agreement with SPE Mundo Investment Inc. ("SPE Mundo"), a wholly-owned subsidiary of Sony Pictures, and TCG for the acquisition of TCG through merger with a wholly-owned acquisition subsidiary of GE. NBC has also agreed to purchase the remaining 33% of the membership interests of the Network Company owned by SPE Mundo (See Note 3). The aggregate consideration to be paid in the transaction is approximately $1.98 billion, consisting of GE common stock and cash in the merger, and cash for the purchase of the membership interests owned by SPE Mundo. NBC will also assume approximately $700.0 million of existing debt. The NBC acquisition of TCG and the Network Company is subject to regulatory approval and certain other closing conditions. The Company expects the transaction to close in the second or third quarter of 2002.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

Introduction

Telemundo Holdings, Inc. ("Holdings", and collectively with its subsidiaries, the "Company") is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates ten full-power UHF television stations serving Los Angeles, New York, Miami, San Francisco, Chicago, Houston, San Antonio, Dallas and Denver. Nine of these stations serve the eight largest Hispanic market areas, and four of the five largest general market areas, in the United States. The Company also owns and operates the leading full-power VHF television station and related production facilities in Puerto Rico and owns or operates 16 domestic LPTVs in the United States. Additionally, the Company operates WEYS (as defined below) serving Miami pursuant to a local marketing agreement.

The Company's stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. In addition, the Company supplements its network programming with local programming focused on local news and community events. Programming is provided 24-hours a day to the Company's network affiliated U.S. stations by Telemundo Network Group LLC (the "Network Company"). KWHY in Los Angeles, WKAQ in Puerto Rico and WEYS in Miami broadcast a similar variety of programs. However, while these independent stations air certain of the Network Company's programming, a substantial amount of their programming is either internally developed and produced, or acquired directly by the stations from third party producers unrelated to the Network Company. Through December 31, 2001, KFWD-TV in Dallas, Texas, the Network Company's affiliate, will continue to broadcast network programming, while KXTX (as defined below) will continue to broadcast its current programming schedule, which consists of paid programming (i.e. infomercials), as well as series and movies. KXTX will broadcast network programming effective as of January 1, 2002. Including the Company's owned and operated stations, the Network Company currently serves 86 markets in the United States, including 49 of the 50 largest Hispanic markets, and reaches approximately 88% of all U.S. Hispanic households.


Recent Developments

The Restructuring. On December 15, 2000, the ownership of Holdings and of the Network Company was restructured (the "Restructuring"). As a result of the Restructuring, Holdings became a wholly-owned subsidiary of Telemundo Communications Group, Inc. ("TCG"). As part of the Restructuring, Council Tree Hispanic Broadcasters II, L.L.C. purchased all of the membership interests in Station Partners, LLC ("Station Partners") owned by Apollo Investment Fund III, L.P. ("Apollo") and contributed four stations in Colorado (KMAS-TV in Steamboat Springs, KSBS-LP in Denver, KMAS-LP in Denver and K34FB in Pueblo, collectively, the "Denver Stations") to Station Partners, which subsequently contributed the Denver Stations to the Company.

Equity Contribution and Issuance of Convertible Preferred Stock. On May 31, 2001, in connection with the KWHY Acquisition (as defined below), TCG issued shares of its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock in exchange for $70.0 million from certain of its stockholders. Shares of the Series A Convertible Preferred Stock, which have one vote per share and are convertible into TCG's Class A Common Stock, were issued to Liberty Media Corporation ("Liberty"), Sony Pictures Entertainment Inc. ("Sony Pictures"), SPE Mundo Investment Inc. ("SPE Mundo") and TLMD LLC. Shares of the Series B Convertible Preferred Stock, which have three votes per share and are convertible into TCG's Class B Common Stock, were issued to Station Partners. Accordingly, on a voting basis, the issued and outstanding capital stock of TCG (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) may be voted 15.67% by Sony Pictures (which includes the shares held by SPE Mundo), 24.92% by Liberty, 55.48% by Station Partners, 3.33% by Bron-Villanueva Capital, LLC and 0.59% by TLMD LLC. Liberty's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all the shares of TCG held by Liberty.

Acquisition of KWHY. On June 1, 2001, the Company completed its acquisition of the full-power independent Spanish-language television station KWHY in Los Angeles from Harriscope of Los Angeles, Inc., for approximately $240.4 million cash, which included acquisition-related costs (the "KWHY Acquisition"). The KWHY Acquisition, the most successful independent Spanish-language television station in the U.S., creates the first Spanish-language broadcasting duopoly in the largest Hispanic market in the U.S. In connection with the KWHY Acquisition, the Company refinanced its senior secured credit facilities. The senior secured credit facilities are comprised of a $100.0 million revolving credit facility and $430.0 million of term loans (the "Credit Facilities"). The Company used the proceeds from the term loans and an additional $70.0 million equity contribution from TCG's shareholders to finance the KWHY Acquisition, refinance its existing credit facilities and pay fees and expenses associated with these transactions.

WEYS Local Marketing Agreement. On June 1, 2001, the Company entered into a local marketing agreement with WEYS Television Corp. to operate the full-power Spanish-language television station WEYS in Key West, Florida, serving the Miami market ("WEYS"). The Company also entered into an option agreement to acquire the assets of WEYS and its associated LPTVs for approximately $9.0 million. With this agreement and the KWHY Acquisition, the Company has created duopolies in two of the three largest Hispanic markets in the U.S.

Acquisition of KXTX. On September 28, 2001, the Company acquired the full-power independent television station KXTX in Dallas, Texas from Southwest Sports for approximately $64.5 million cash, which included acquisition-related costs ("KXTX Acquisition"). The Company funded the KXTX Acquisition and the related fees and expenses with the proceeds from the sale of the Company's Series C 11 1/2% Senior Discount Notes due August 15, 2008 (as defined below), as well as with borrowings under the Company's revolving credit facilities.

NBC Acquisition. On October 11, 2001, General Electric Company ("GE"), along with its wholly-owned indirect subsidiary National Broadcasting Company, Inc. ("NBC"), entered into a definitive agreement with SPE Mundo, a wholly-owned subsidiary of Sony Pictures, and TCG for the acquisition of TCG through merger with a wholly-owned acquisition subsidiary of GE. NBC has also agreed to purchase the remaining 33% of the membership interests of the Network Company owned by SPE Mundo. The aggregate consideration to be paid in the transection is approximately $1.98 billion, consisting of GE common stock and cash in the merger, and cash for the purchase of the membership interests owned by SPE Mundo. NBC will also assume approximately $700.0 million of existing debt. The NBC acquisition of TCG and the Network Company is subject to the approval of the Federal Communications Commission ("FCC"), including the FCC's grant for a waiver of its ownership rules to permit the temporary common ownership by NBC of three television stations in the Los Angeles market, and certain other conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the making or receipt of required filings and/or approvals in any applicable foreign jurisdiction. Subject to the receipt of all regulatory approvals, the Company anticipates that this transaction will close in the second or third quarter of 2002. There are no assurances that NBC will receive the required regulatory approvals to consummate the transection.

Exchange Offer. On November 1, 2001 the Company commenced an exchange offer to exchange up to $293,991,000 principal amount at maturity of its registered Series D 11 1/2% Senior Discount Notes due August 15, 2008 for its outstanding Series A, B and C 11 1/2% Senior Discount Notes due August 15, 2008 ("Exchange Offer"). The Exchange Offer will expire December 7, 2001, unless the Company, in its sole discretion, decides to extend the Exchange Offer.

Transactions Affecting Comparability of Results of Operations and Financial Condition

Holdings was originally formed as a holding company in connection with the 1998 acquisition of Telemundo Group, Inc. ("TGI") (the "Merger"). Following the Merger, Holdings was owned 24.95% by Liberty, 24.95% by Sony Pictures and 50.1% by Station Partners. Station Partners was originally owned 68% by Apollo and 32% by Bastion Capital Fund, L.P. The Network Company was owned 50% by Liberty and 50% by Sony Pictures through wholly-owned subsidiaries.

In connection with the Merger, the Network Company entered into an affiliation agreement with the Company and related affiliation agreements with the Company's stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and share advertising revenue pursuant to a revenue sharing arrangement. Pursuant to the Affiliation Agreement, the Company receives a formula-based share of pooled advertising revenue generated by the Company and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (1) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (2) 100% of the net advertising revenue received by the Company (excluding WKAQ, KWHY, WEYS and KXTX) from the sale of local and national spot advertising time. The pooled revenue is shared between the Company and the Network Company, with the Company's share based on the following formula for the first year of the agreement: (i) 80% of the first $130.0 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130.0 million up to $230.0 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230.0 million. After the first year, the threshold levels (i.e., $130.0 million and $230.0 million) increase 3% annually. Currently, the Company is in the fourth year of the agreement and the thresholds are $142.1 million and $251.3 million.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

Results of Operations

The following discussion and analysis of results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties, including (without limitation) those risks associated with operating in a competitive market; effect of national and local economic conditions; the Company's outstanding indebtedness and debt leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions; the relative popularity of the Network Company's and the Company's programming; the impact of the 2000 Census on the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition; the ability of third party program suppliers to produce quality programming, including its impact on market share and advertising revenue in each of the Company's markets; the strength or weakness of the advertising market; the cost of programming; changes in technology and standards in the Company's industry; the loss of key employees; the ability to attract and retain qualified personnel; the modification or termination of the Affiliation Agreement; the impact of litigation; the ability to retain the licenses issued by the FCC and the impact of current or pending legislation and regulations, including FCC rulemaking proceedings; business disruptions including catastrophic events and terrorist attacks; the impact of any failed merger transaction; increases in the costs and the impact of potential utility interruptions and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------


On September 11, 2001, terrorists attacked the World Trade Center in New York and the Pentagon in Washington, D.C. The transmitter and antenna facilities for the Company's New York station, WNJU, were located on the north tower of the World Trade Center. As a result of the World Trade Center disaster, the Company experienced a significant loss in advertising revenues and as a result of its expanded news coverage following both attacks, experienced an increase in incremental operating expenses. Additionally, the Company has incurred capital costs related to replacing and relocating WNJU's transmitter and antenna facilities to an alternate site in Alpine, New Jersey.

Net revenue for the three and nine months ended September 30, 2001 as compared to the corresponding periods of 2000 was as follows (in thousands):

                                              Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                             --------------------            ------------------------
                                               2001         2000    Change     2001           2000       Change
                                             -------      -------   ------   --------       ---------    ------

        Local..............................  $38,784      $31,339     24%    $106,994        $ 84,860       26%
        National spot......................   13,442        9,623     40%      36,146          30,183       20%
        Incremental revenue from
           Affiliation Agreement...........    4,875        2,351    107%      17,821          14,395       24%
        Other revenue......................    4,842        1,778    172%       9,506          10,660      (11%)
                                             -------      -------            --------        --------

        Net revenue........................  $61,943      $45,091            $170,467        $140,098
                                             =======      =======            ========        ========

Local revenue at the Company's domestic television stations increased by 36% and 42% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively, which was primarily the result of increases in audience share at the Company's major stations throughout most of 2001, continued growth in the local Spanish-language television markets and the addition of KWHY from June 1, 2001, offset in part by revenue losses as a result of the World Trade Center disaster. Local revenue at WKAQ-Puerto Rico increased by 7% and 5% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively, as a result of increases in audience share throughout most of 2001. Excluding the impact of KWHY, local revenue at the Company's domestic television stations would have increased by 18% and 29% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively.

The increases in national spot revenue of 40% and 20% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively, were primarily the result of increases in audience share throughout most of 2001 and the addition of KWHY, which were offset in part by revenue losses as a result of the World Trade Center disaster. Excluding the impact of KWHY, national revenue at the Company's television stations would have increased by 29% and 15% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

The Telemundo network's average share of the Spanish-language television audience (Adults 18-49) was 19% during the third quarter of 2001, 26% during the first and second quarters of 2001 compared to 22% during the second and third quarters of 2000, and 18% during the first quarter of 2000. Throughout 2000 and most of 2001, the Company's audience share levels have increased as a result of various successful programming initiatives. A change in audience share typically has a delayed impact on revenue.

Incremental revenue from the Affiliation Agreement represents the share of the pooled revenue pursuant to the Affiliation Agreement in excess of revenue generated by the Company's U.S. stations. The amount of incremental revenue recognized in any period is impacted by the timing of the attainment of the Aggregate Net Advertising Receipts thresholds discussed above.

Other revenue increased by 172% and decreased by 11% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively. The increase for the three months was primarily the result of the addition of KWHY and WEYS paid programming (i.e. infomercials). The decrease for the nine months was primarily the result of the elimination of substantially all U.S. paid programming at the end of the second quarter of 2000, offset in part by including KWHY and WEYS June and third quarter 2001 paid programming.

Direct operating costs increased by 30% and 21% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily the result of an increase in costs incurred to enhance and expand local news in the U.S., the addition of KWHY and expanded news coverage as a result of the World Trade Center disaster. Excluding KWHY, direct operating costs would have increased by 14% for both the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively.

Selling, general and administrative expenses increased by 29% and 21% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily the result of increased sales commissions relating to the increase in local revenue, an increase in advertising expenditures and the addition of KWHY. Excluding KWHY, selling, general and administrative expenses would have increased by 20% and 17% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively.

Depreciation and amortization increased by 38% and 23% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily a result of the additions to property and equipment during 2000 and 2001, including those relating to upgrading stations to a digital technology platform and the addition of KWHY's property and equipment and intangibles. Excluding KWHY, depreciation and amortization would have increased by 4% and 8% for the three and nine months ending September 30, 2001 from the corresponding periods of the prior year, respectively.

Interest expense, net increased by 55% and 25% for the three and nine months ended September 30, 2001 from the corresponding periods of the prior year, respectively. This was primarily the result of higher interest rates on greater balances outstanding under the Credit Facilities and an increase in interest accreted on the Series A, B and C 11 1/2% Senior Discount Notes due August 2008.

The income tax benefit for the three and nine months ended September 30, 2001 results primarily from the tax effect of changes in federal, state and Puerto Rico deferred temporary differences, offset in part by a current provision for federal, state and Puerto Rico income taxes. The Company has net operating loss carryovers for federal income tax purposes. The Company's use of its net operating loss carryforwards are subject to certain limitations imposed by
Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents the accounting impact of distributions to the 25.5% partner in Video 44, which is based on a minimum preferred distribution to such partner. Video 44 is a partnership that owns and operates WSNS-Chicago.

The extraordinary item-extinguishment of debt of $5.1 million, net of taxes of $2.0 million for the nine months ended September 30, 2001, was the result of a write-off of the debt issuance costs from the former credit facilities upon refinancing.

TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

Liquidity and Sources of Capital

Cash flows provided by operating activities were $12.5 million and $22.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily the result of changes in certain asset and liability accounts, the timing of the payments of accounts payable, offset in part by the increase in operating income before depreciation and amortization.

The Company had working capital of $38.9 million at September 30, 2001.

Capital expenditures of approximately $11.8 million were made during the nine months ended September 30, 2001 for the replacement and upgrading of equipment and facilities, including upgrading stations to a digital technology platform. As a result of the continued conversion to digital television technology, as well as regular maintenance capital spending, the Company expects to incur capital expenditures of approximately $7.0 million during the remainder of 2001.

The Company's principal sources of liquidity are cash from operations and a $100.0 million revolving credit facility with a final maturity of February 15, 2008 (the "Revolving Credit Facility"). The Company plans on financing cash needs through cash generated from operations and the Revolving Credit Facility, under which there was $12.0 million outstanding at September 30, 2001.

The Company's interest income and expense are sensitive to changes in the general level of U.S. and certain European interest rates. In this regard, changes in these rates affect the interest earned on the Company's cash equivalents as well as interest paid on its Credit Facilities. To mitigate the impact of fluctuations in interest rates, the Company entered into two-fixed rate for London Interbank Offered Rates ("LIBOR") swap transactions in late 1998. In connection with the refinancing of the Credit Facilities, in September 2001, the Company entered into one additional fixed rate for LIBOR swap transaction with a notional of $20 million. The Company uses derivative financial instruments to manage financing cost associated with changes in interest rates. Interest rate swaps involve periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense, net. The Company does not use any of these instruments for trading purposes. If the Company were to have borrowings outstanding for the maximum amount possible under the Revolving Credit Facility, it would have $100.0 million principal amount subject to changes in interest rates, whereby a change of 100 basis points would have approximately a $1.0 million impact on pre-tax earnings and pre-tax cash flows over a one-year period.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          2.1 Asset Purchase Agreement dated as of June 25, 2001 among Southwest Sports Television, L.P., Telemundo of Dallas, L.P., Telemundo of Dallas License Corp. and Telemundo Communications Group, Inc. (incorporated herein by reference to Exhibit 2.1 filed as part of Form 10-Q for Telemundo Holdings, Inc. for the quarter ended June 30,
                        2001).

          2.2 First Amendment to Asset Purchase Agreement dated July 10, 2001 among Southwest Sports Television, L.P., Telemundo of Dallas, L.P., Telemundo of Dallas License Corp. and Telemundo Communications Group, Inc. (incorporated herein by reference to Exhibit 2.2 filed as part of Form 10-Q for Telemundo Holdings, Inc. for the quarter ended June 30, 2001).

          2.3 Agreement and Plan of Merger by and among General Electric Company, National Broadcasting Company, Inc., TN Acquisition Corp., SPE Mundo Investment Inc. and Telemundo Communications Group, Inc., dated as of October 11, 2001 (incorporated herein by reference to Exhibit 2.3 filed as part of Form S-4 for Telemundo Holdings, Inc., as amended, filed with the Commission on November 1, 2001).

          3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's 10-K for the fiscal year ended December 31, 2000).

          3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company's 10-K for the fiscal year ended December 31,
                        2000).

          4.1 Indenture dated August 10, 2001 among Telemundo Holdings, Inc. and The Bank of New York, as trustee, relating to the 11 1/2% Senior Discount Notes due 2008 of Telemundo Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 filed as part of Form S-4 for Telemundo Holdings, Inc. filed with the Commission on October 5, 2001).

          10.1 First Amendment and Waiver, dated as of August 3, 2001, to the Amended and Restated Credit Agreement dated as of June 1, 2001, among Telemundo Group, Inc., as borrower, Telemundo Holdings, Inc., as parent guarantor, the Lenders (as named therein) and Credit Suisse First Boston Corporation (incorporated herein by reference to Exhibit 10.21 filed as part of Form S-4 for Telemundo Holdings, Inc. filed with the Commission on October 5,
                        2001).

          10.2 Employment Agreement dated as of November 1, 2000 by and between Telemundo Communications Group, Inc. and Vincent
                        L. Sadusky (incorporated herein by reference to Exhibit
                        10.22 filed as part of Form S-4 for Telemundo Holdings, Inc., as amended, filed with the Commission on November 1, 2001).

          10.3 Amendment to Employment Agreement dated as of October 8, 2001 by and between Telemundo Communications Group, Inc. and Vincent L. Sadusky (incorporated herein by reference to Exhibit 10.23 filed as part of Form S-4 for Telemundo Holdings, Inc., as amended, filed with the Commission on November 1, 2001).

          10.4 Amendment No. 3 to Employment Agreement dated as of October 11, 2001 by and between Telemundo Communications Group, Inc. and James M. McNamara (incorporated herein by reference to Exhibit 10.24 filed as part of Form S-4 for Telemundo Holdings, Inc., as amended, filed with the Commission on November 1, 2001).

          10.5 Amendment No. 3 to Employment Agreement dated as of October 11, 2001 by and between Telemundo Communications Group, Inc. and Alan Sokol (incorporated herein by reference to Exhibit 10.25 filed as part of Form S-4 for Telemundo Holdings, Inc., as amended, filed with the Commission on November 1, 2001).

     (b)  Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TELEMUNDO HOLDINGS, INC.
                                                   (Registrant)



                                      By:  /s/  Vincent L. Sadusky
                                           ------------------------------
Dated:  November 14, 2001                  Vincent L. Sadusky
                                           Chief Financial Officer and Treasurer