Form 10-K
period 2001-12-31
TELEMUNDO HOLDING INC
filed 2002-03-29
CIK 1069901

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    -------
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 2001
                        Commission File Number 333-64709
                                    -------

                            TELEMUNDO HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                              13-3993031
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

          2290 West 8th Avenue                          33010
            Hialeah, Florida
    (Address of principal executive                   (Zip Code)
               offices)

      Registrant's telephone number, including area code: (305) 889-7068

                                    --------

          Securities registered pursuant to section 12(b) of the Act:

                                      None

          Securities registered pursuant to section 12(g) of the Act:

                                      None

                                    --------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]    No  [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 29, 2002, there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by an affiliate. There is no established public trading market for the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's 2001 Annual Report to Stockholders (attached to this report as Exhibit 13.1) are incorporated by reference into
Part II.
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                       Page #
                                                                                                       ------
Item 1.        BUSINESS.....................................................................................1
Item 2.        PROPERTIES..................................................................................22
Item 3.        LEGAL PROCEEDINGS...........................................................................22
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................23
Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................23
Item 6.        SELECTED FINANCIAL DATA.....................................................................23
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......23
Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................23
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................24
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........24
Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................24
Item 11.       EXECUTIVE COMPENSATION......................................................................26
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................29
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................32
Item 14.       FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.............................36

                                    PART I

ITEM 1.           BUSINESS

INTRODUCTORY STATEMENT

           All references in this report to "we", "us", "our", "the Company", "Holdings", "Telemundo", or "Telemundo Holdings" mean Telemundo Holdings, Inc. and its subsidiaries, unless indicated otherwise. References to the "Network Company" or the "Network" mean our affiliate, Telemundo Network Group LLC, references to "Telemundo Group" mean our wholly-owned subsidiary Telemundo Group, Inc. and its subsidiaries and references to "Telemundo Communications Group" mean our parent, Telemundo Communications Group, Inc. For purposes of this report, unless we specify otherwise, references to the United States exclude Puerto Rico.

           The data included in this report regarding markets and ranking, including the size of markets and our position and the position of our competitors within these markets, are based on independent industry publications, reports from government agencies or other published industry sources and our estimates. Our estimates are based on information obtained from our trade and business organizations and other contacts in the markets in which we operate and our management's knowledge and experience in the markets in which we operate. We believe these estimates to be accurate as of the date of this report. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size or similar calculations. The terms "Market Area" and "DMA" refer to the term Designated Market Area, developed by Nielsen Media Research, Inc. and used by the television industry to indicate a geographically distinct television market.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

           Except for the historical information contained in this report, certain matters discussed in this report, including (without limitation) under
Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies, and prospects. When used in this report and the documents incorporated in this report by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions are intended to identify, in some circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control. Actual results are difficult to predict and could differ materially from those expressed in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a broadcasting company operating in a competitive environment, factors that could significantly impact expected results include: whether the acquisition by NBC is completed; the national and local economic conditions; our outstanding indebtedness and debt leverage; restrictions imposed by the terms of our indebtedness; changes in advertising revenue that may be caused by changes in national and local economic conditions, the relative popularity of the Network Company's and our programming and the demographic characteristics of our markets; the strength or weakness of the advertising market; future capital requirements; competition, including its impact on market share and advertising revenue in each of our markets; the cost of programming; the ability of third party program suppliers to produce quality programming; changes in technology and standards in our industry; the loss of key employees; the ability to attract and retain qualified personnel; litigation; the ability to retain our FCC licenses; changes to current legislation and regulations and the enactment of new legislation and regulations, including FCC rulemaking proceedings; business disruptions, including catastrophic events; increases in utility costs and potential utility interruptions and other factors which may be described from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

OVERVIEW

           We are a national Spanish-language television broadcast company currently operating in the United States. We own and operate ten full-power UHF television stations serving Los Angeles, New York, Miami, Houston, Chicago, Dallas, San Francisco, San Antonio and Denver. Nine of these stations serve the eight largest Hispanic Market Areas and four of the five largest general Market Areas in the United States. We also own and operate the leading full-power VHF television station and related production facilities in Puerto Rico and 12 domestic low-power television stations in the United States. Additionally, we operate WEYS, a full-power UHF television station serving Miami, under a local marketing agreement.

           On October 11, 2001, General Electric Company ("GE"), along with its wholly-owned indirect subsidiary National Broadcasting Company, Inc. ("NBC"), entered into a definitive agreement to acquire Telemundo Communications Group, Inc., the owner of 100% of our stock and the 67% membership interest in the Network Company that Telemundo Communications Group owns through a wholly-owned subsidiary. NBC has also agreed, in that acquisition agreement, to purchase the remaining 33% of the membership interests of the Network Company that are owned by a wholly-owned subsidiary of Sony Pictures Entertainment Inc. ("Sony Pictures"). These transactions are referred to collectively as the "NBC Acquisition". The aggregate consideration to be paid in the NBC Acquisition is approximately $1.98 billion, consisting of GE common stock and cash. NBC will also assume approximately $700.0 million of existing debt, including our Series D 11 1/2% senior discount notes due 2008 (The "2001 Senior Notes"). The NBC Acquisition is subject to regulatory approval and other customary closing conditions. We expect the acquisition to close in the first half of 2002.

           Our stations broadcast a wide variety of network programming, including telenovelas (soap operas), talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. In addition, we supplement our network programming with local programming focused on local news and community events. The Network Company provides 24-hour programming to the Network Company's 41 network-affiliated U.S. stations. KWHY in Los Angeles, WKAQ in Puerto Rico and WEYS in Miami broadcast a similar variety of programs. However, while these independent stations air some of the Network Company's programming, a substantial amount of their programming is either internally developed and produced or acquired directly by the stations from third party producers unrelated to the Network Company. Including our owned and operated stations, the Network Company currently serves 100 markets in the United States, including all of the 50 largest Hispanic markets, and reaches approximately 90% of all U.S. Hispanic households.

           The Network's sign-on to sign-off share of the Spanish-language television audience among adults, ages 18-49 has grown from 12% in a two-network environment, in February 1999, to 25%, in a three-network environment, in February 2002. In addition, the Network's share in prime time (Monday to Sunday from 7PM to 11PM) has grown from 8% in February 1999 to 22% in February 2002. In November 2001, and again in January of this year, our owned and operated Miami station, WSCV, had the highest audience ratings in prime time in the Miami DMA (Monday to Saturday from 8PM to 11PM and Sunday from 7PM to 11PM) among adults, ages 18-49, beating all Spanish- and English-language competitors.

           The telenovela is the staple of our prime-time schedule, and the rapid increase in our prime-time audience share can be attributed to successes such as Xica, Terra Nostra, Betty La Fea, Uga Uga, Pedro El Escamoso and El Clon. Our sports programming, which consists primarily of boxing and soccer, has been extremely successful this year; our airing of the USA vs. Mexico World Cup qualifier match in February 2001 was seen in over 900,000 homes, outdelivering both the 2000 World Series and the 2000 NBA Finals among Hispanic households. The re-match of USA vs. Mexico in July 2001 was even more successful, delivering the highest ratings for a sports program carried on Spanish-language television during the 2000-2001 season.

BACKGROUND

           We were originally formed as a holding company in connection with the August 1998 acquisition of Telemundo Group, Inc. and its subsidiaries by Liberty Media Corporation, Sony Pictures and Station Partners, LLC ("Station Partners"). In December 2000, our ownership and the ownership of the Network Company was restructured (the "Restructuring"). In the Restructuring, we became a wholly-owned subsidiary of a newly-formed holding company, Telemundo Communications Group, Inc., and our then existing shareholders became shareholders of that holding company. In the Restructuring, Council Tree Hispanic Broadcasters II, L.L.C. became a member of Station Partners and contributed four stations in Colorado (KMAS in Steamboat Springs, KSBS-LP in Denver, KMAS-LP in Denver and K34FB in Pueblo) to Station Partners, which contributed the stations to us. The Network Company is 67% owned by Telemundo Communications Group and 33% owned by Sony Pictures. Upon the closing of the NBC Acquisition, GE, through a wholly-owned subsidiary, will own 100% of Telemundo Communications Group, Inc. and the Network Company.

ACQUISITION OF KWHY

           On June 1, 2001, we acquired the full-power UHF independent Spanish-language television station, KWHY, Channel 22, in Los Angeles, California, and its related low-power television station, KWHY-LP, which we refer to collectively as KWHY, for approximately $240.4 million, including acquisition-related costs. Acquiring KWHY provided us with a second full-power television station in Los Angeles, the largest U.S. Hispanic Market Area and the second-largest U.S. general Market Area.

           We financed the KWHY acquisition through a $70.0 million capital contribution by our parent, Telemundo Communications Group, along with proceeds from our senior secured credit facilities, which we refinanced in connection with the KWHY acquisition. Telemundo Communications Group financed its capital contribution to us by issuing convertible preferred stock to certain of its stockholders.

ACQUISITION OF KXTX

           On September 28, 2001, we acquired the full-power UHF independent television station KXTX, Channel 39, in Dallas, Texas, for approximately $64.5 million, including acquisition-related costs. Dallas is the sixth-largest Hispanic Market Area and the seventh-largest general Market Area in the U.S. We financed the acquisition of KXTX primarily through the issuance in August 2001 of our Series C 11 1/2% senior discount notes due 2008.

          The acquisition of KXTX allows us to expand and strengthen our presence in the Dallas Market Area by replacing an affiliated station with an owned and operated station. According to 2000 census data, the Dallas Market Area more than doubled its Hispanic population in the last decade to 1.2 million and is the fastest growing of the top 20 Hispanic Market Areas in the U.S.

WEYS LOCAL MARKETING AGREEMENT

           On June 1, 2001, we entered into a local marketing agreement with WEYS Television Corp. to operate full-power Spanish-language television station WEYS in Key West, Florida, serving the Miami Market Area. We also entered into an option agreement to acquire the assets of WEYS and its associated LPTVs for approximately $9.0 million.

SEPTEMBER 11, 2001 TERRORIST ATTACKS

           On September 11, 2001, terrorists attacked the World Trade Center in New York and the Pentagon in Washington, D.C. The transmitter and antenna facilities for our New York station, WNJU, were located on the north tower of the World Trade Center and were destroyed. As a result of the World Trade Center disaster, we experienced a loss of broadcast equipment with a replacement value of approximately $3.0 million, a loss in advertising revenues of approximately $3.0 million for the period of September 11-16, 2001 and, as a result of our expanded news coverage following both attacks, an increase in incremental operating expenses of approximately $500,000. Additionally, we have incurred capital costs in excess of $4.0 million related to replacing and relocating WNJU's transmitter and antenna facilities to an alternate site in Alpine, New Jersey. Prior to September 11, 2001, the destroyed fixed assets had a net book value of approximately $480,000, which has been reclassified to insurance proceeds receivable and is included in accounts receivable in our consolidated balance sheets as of December 31, 2001. We continue to incur losses as a result of transmitting our New York broadcast signal from a location that results in coverage that is inferior to our former World Trade Center signal. Further, there will be significant additional costs incurred to move WNJU's transmitter and antenna facilities to a permanent location that has equivalent signal strength and coverage of the New York DMA. In the first quarter of 2002, we received $5.0 million from our insurance carriers as partial payment for the property damages.

GE TENDER OFFER

           GE has informed us that it commenced a tender offer on March 11, 2002, for all of our outstanding 2001 Senior Notes pursuant to the terms of an offer to purchase and consent solicitation statement (the "Offer to Purchase"). In connection with the tender offer, GE has stated that it is also seeking consents to various amendments to the indenture under which the notes were issued. In the Offer to Purchase, GE stated that it will pay a purchase price of $100.75 per $100 principal amount at maturity of the 2001 Senior Notes plus, if the settlement date is after April 9, 2002, an amount per $100 principal amount at maturity (rounded if necessary to the nearest $0.001) equal to $0.01013 per day for each calendar day from and including April 9, 2002, but excluding the date GE settles the offer. The Offer to Purchase also stated that the purchase price includes an amount equal to 2% of the principal amount at maturity, which GE will pay only for notes tendered at or prior to a "consent payment deadline" and not subsequently withdrawn.

           On March 26, 2002, GE issued a press release announcing that it had received tenders of notes and related consents from 100% of the holders of the 2001 Senior Notes and, accordingly, we and the trustee under the indenture will execute a supplemental indenture containing the agreed-upon amendments to the indenture under which the notes were issued. The amendments set forth in the supplemental indenture will only become operative if the tender offer is consummated.

           According to the Offer to Purchase, the consummation of the tender offer is conditioned on, among other things, completion of the NBC Acquisition as well as receipt of the requisite consents to adopt those amendments. The Offer to Purchase will expire at 5:00 p.m., New York City time, on April 8, 2002, unless extended or earlier terminated.

TELEVISION STATIONS

           We own and operate 11 full-power and 12 low-power Spanish-language television stations in the United States and Puerto Rico. We also operate WEYS in Miami under a local marketing agreement.

Full-Power Stations

           Our U.S. full-power stations broadcast network programming provided by the Network Company (except for KWHY and WEYS, which operate as independent stations) and all (except for KXTX) produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets.

           The following table sets forth information about our owned and operated full-power television stations.

                                                                                                       Number of
                                                                                                       Other Full
                                       Number of                     Ranking of       Ranking of       Power Spanish-
                                       Hispanic                      Market Area      Market Area      Language
                                       Television   Hispanics as     by Number of     by Number of     Television
                                       Households   a Percentage     Hispanic         Total            Stations
Market Area        Station/            in Market    of Total         Television       Television       Operating in
Served             Channel             Area/(1)/    Population/(2)/  Households/(1)/  Households/(1)/  Market Area/(3)/
                                       ----------   ---------------  ---------------  ---------------  ----------------
Los Angeles, CA....KVEA (Ch. 52)        1,573,400        40%              1                2                 4
                   KWHY (Ch. 22)/(4)/

New York, NY.......WNJU (Ch. 47)        1,192,420        19%              2                1                 3

Miami, FL..........WSCV (Ch. 51)          555,780        40%              3               15                 2
                   WEYS (Ch. 22)/(5)/

Houston, TX........KTMD (Ch. 48)          415,440        29%              4               11                 4

Chicago, IL/(6)/...WSNS (Ch. 44)          413,570        16%              5                3                 2

Dallas, TX/(7)/....KXTX (Ch. 39)          348,750        21%              6                7                 2

San Francisco, CA..KSTS (Ch. 48)          347,980        20%              7                5                 3

San Antonio, TX....KVDA (Ch. 60)          309,800        51%              8               37                 1

Denver, CO.........KMAS (Ch. 24)          196,500        17%             12               18                 1

San Juan, PR.......WKAQ (Ch. 2)/(8)/    1,298,021        --              --               --                 6

---------------------------------

/(1)/ Estimated by Nielsen TV as of January 2002, except for Puerto Rico, which was estimated by Mediafax as of January 2002.

/(2)/ Claritas, Inc., 2001, derived from U.S. Census Bureau data and other government statistics.

/(3)/ We and each of our Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF. (Not including stations contemplated to be operated by TeleFutura or Azteca America.) See "Item 1--Competition."

/(4)/      We operate KWHY as an independent station.

/(5)/ WEYS is owned by an unaffiliated third party. We operate WEYS as an independent station under a local marketing agreement.

/(6)/ We own a 74.5% interest in WSNS through a joint venture. The remaining 25.5% is owned by Essaness Theatres Corporation.

/(7)/      KXTX does not currently produce and broadcast local news.

/(8)/      We operate WKAQ as an independent station.

           Los Angeles: We own and operate KVEA, Channel 52, licensed to Corona, California, and serving the Los Angeles market and KWHY, Channel 22, licensed to Los Angeles, California. KVEA began operating as a Spanish-language station in 1985, and KWHY began airing Spanish-language programming in 1989. Los Angeles is the largest U.S. Hispanic market, representing approximately 15% of the Hispanic television households in the United States. An estimated 6.6 million Hispanics reside in the Los Angeles DMA, constituting approximately 40% of the Los Angeles DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 2001, and immigration trends indicate that the Hispanic population will continue to grow rapidly. The Hispanic population in Los Angeles is approximately 78% of Mexican origin.

           New York: We own and operate WNJU, Channel 47, licensed to Linden, New Jersey, and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second-largest U.S. Hispanic market, representing approximately 11% of the Hispanic television households in the United States. An estimated 3.8 million Hispanics reside in the New York DMA, constituting approximately 19% of the New York DMA population. The Hispanic population in New York increased by approximately 81% between 1980 and 2001. Although approximately 44% of this market is of Puerto Rican origin, the remainder of the New York Hispanic community is relatively diverse.

           Miami: We own and operate WSCV, Channel 51, licensed to Ft. Lauderdale, Florida, and operate WEYS, Channel 22, licensed to Key West, Florida, and serving the Miami market. WSCV began operating as a Spanish-language station in 1985, and WEYS began operating as a Spanish-language station in 1994. Miami is the third-largest U.S. Hispanic market, representing approximately 5% of the Hispanic television households in the United States. An estimated 1.6 million Hispanics reside in the Miami DMA (which includes Ft. Lauderdale), constituting approximately 40% of the Miami DMA population. It has been estimated that more than half of the population of Miami-Dade County is Hispanic. The Hispanic population in Miami more than doubled between 1980 and 2001. Approximately 51% of Hispanics in Miami are of Cuban origin.

           Houston: We own and operate KTMD, Channel 48, licensed to Galveston, Texas, and serving the Houston market. KTMD began operating as a Spanish-language station in 1987. The Houston market is the fourth-largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.4 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 29% of the Houston DMA population. The Hispanic population in Houston more than doubled between 1980 and 2001 and is approximately 81% of Mexican origin.

           Chicago: We own a 74.5% interest in and operate WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the fifth-largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.5 million Hispanics reside in the Chicago DMA, constituting approximately 16% of the Chicago DMA population. The Hispanic population in Chicago doubled from 1980 to 2001 and is approximately 69% of Mexican origin.

           Dallas: We own and operate KXTX, Channel 39, licensed to and serving the Dallas market. We began operating KXTX as a Spanish-language television station on January 1, 2002. The Dallas market is the sixth-largest U.S. Hispanic market, representing approximately 3% of the Hispanic television households in the United States. An estimated 1.2 million Hispanics reside in the Dallas DMA, constituting approximately 21% of the Dallas DMA population. The Hispanic population in Dallas more than quadrupled between 1980 and 2001 and is approximately 84% of Mexican origin.

           San Francisco: We own and operate KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco market. KSTS began operating as a Spanish-language station in 1987. The San Francisco Hispanic market is the seventh-largest U.S. Hispanic market, representing approximately 3% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the San Francisco DMA (which includes San Jose and Oakland), constituting approximately 20% of the San Francisco DMA population. The Hispanic population in this market more than doubled from 1980 to 2001 and is over 69% of Mexican origin.

           San Antonio: We own and operate KVDA, Channel 60, licensed to and serving the San Antonio market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the eighth-largest U.S. Hispanic market, representing approximately 3% of the Hispanic television households in the United States. An estimated 1.1 million Hispanics reside in the San Antonio DMA, constituting approximately 51% of the San Antonio DMA population. The Hispanic population in San Antonio, which is approximately 91% of Mexican origin, increased by approximately 72% between 1980 and 2001.

           Denver: We own and operate KMAS, Channel 24, licensed to Steamboat Springs, Colorado and serving the Denver market. KMAS began operating as a Spanish-language station in 1987. The Denver market is the twelfth-largest U.S. Hispanic market, representing approximately 2% of the Hispanic television households in the United States. An estimated 598,000 Hispanics reside in the Denver DMA (which includes Steamboat Springs), constituting approximately 17% of the Denver DMA population. The Hispanic population in Denver has more than doubled between 1980 to 2001 and is approximately 69% of Mexican origin.

           San Juan, Puerto Rico: We own and operate television station WKAQ, Channel 2, licensed to San Juan, Puerto Rico, which together with its affiliate, WOLE (Channel 12 in Aguadilla), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.7 million.

Low-Power Stations

           LPTVs generally operate at significantly lower levels of power than full-power television stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area in which they are located. LPTVs generally extend our and the Network Company's coverage in areas where we do not own a full-power television station or where the Network Company does not have a full-power network affiliate. Our LPTVs operate with minimal staff and generally do not originate programming or have their own sales forces. See "--FCC Regulation."

           Beginning in 2000, we implemented a strategy for the Network Company to enter into long-term affiliation agreements with, and for us to sell several of our LPTVs to, operators of full-power television stations and/or existing Network Company affiliates. This strategy is designed to provide the Network with a strong local market presence, access to capital and news resources and operating and marketing efficiencies at a local level that would not normally be available to such LPTVs. Specifically, we completed the sale of K40DX, Abilene, Texas, to Abilene-Sweetwater Communications Co., the local ABC affiliate in Abilene, on August 17, 2000. On October 23, 2000, we sold our construction permit for K35EX, Yuma, Arizona, to Gulf-California Broadcast Corporation, the local Fox affiliate in Yuma. On October 31, 2000, we completed the sale of K52BS, Santa Fe, New Mexico, to Ramar Communications II, Ltd., the Network Company's local affiliate in Albuquerque. On May 11, 2001, we completed the sale of K11SF, in Austin, Texas, to KGBS Corporation, and on May 21, 2001, we completed the sale of K60EE and K49CD in Odessa/Midland, Texas, and K36DV in Amarillo, Texas, to Adelante Television Limited Partnership, the local NBC affiliate in Odessa/Midland, Texas, and the local CBS affiliate in Amarillo, Texas. On November 26, 2001, we completed the sale of K47DQ in Sacramento, California, K52CK in Stockton, California, and K61FI in Modesto, California, to Word of God Fellowship, Inc. On February 8, 2002, we completed the sale of W32AY, in Boston, Massachusetts, to ZGS Boston, Inc. Except for KGBS Corporation and Word of God Fellowship, Inc., the Network Company has entered into long-term affiliation agreements with each of these operators.

           On June 4, 2001, we began programming LPTV stations W21BD and W55BV, serving Miami, Florida, under a local marketing agreement with WEYS Television Corp.

           The following table sets forth information about our owned and operated LPTVs as of March 29, 2002.

                                                                           Number of
                                                                           Hispanic Television
                                                                           Households in          Class A
Market Area Served                             Station(s)                  Market Area/(1)/       Status/(2)/
------------------                             ----------                  -------------------    -----------
Miami, FL/(3)/.................................W21BD, W55BV                       555,780         Yes/(4)/
Denver, CO.....................................KMAS-LP, KSBS-LP                   196,500         Yes/(5)/
Monterey/Salinas, CA...........................K15CU                               68,030         Yes
Salt Lake City, UT.............................KEJT-LP                             66,360         Yes
Colorado Springs/Pueblo, CO....................K49CJ, K34FB                        46,010         No/(5)/
Santa Barbara/Santa Maria/San Luis Obispo, CA..K27EI, K47GD, KWHY-LP               43,660         No
Reno, NV.......................................K52FF                               27,780         No

---------------------------------

/(1)/      Estimated by Nielsen TV as of January 2002.

/(2)/      See "Item 1--FCC Regulation."

/(3)/      Operated by us under a local marketing agreement.

/(4)/      W21BD has Class A status.

/(5)/ In June 2000, the FCC ruled KMAS-LP and K34FB ineligible to apply for Class A status. Council Tree filed a Petition for Reconsideration on July 7, 2000, and a Supplement to Petition for Reconsideration on September 1, 2000, asking the FCC to revisit its June 2000 decision with respect to the Class A status of KMAS-LP and K34FB. Class A applications for those stations cannot be submitted until the FCC resolves Council Tree's petition, which remains pending.

AFFILIATION AGREEMENT

           Under an Affiliation Agreement, the Network Company provides programming to us, and we and the Network Company pool and share advertising revenue on a predetermined basis. The initial term of the Affiliation Agreement is ten years, ending on August 12, 2008, and the Network Company has the right to renew the Affiliation Agreement for two consecutive five-year terms if certain performance goals are met. All network-programming costs are borne by the Network Company. As part of the Affiliation Agreement, the Network Company and we agreed, subject to various conditions, to incur specified programming, marketing/promotional and capital expenditures in the future. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). We may elect to incur a portion of such expenditures in a subsequent year.

           Under the Affiliation Agreement, the Network Company is responsible for the sale of all network advertising time, as well as the sale of national spot advertising time on behalf of network affiliated stations, including our owned and operated stations, while we are responsible for the sale of local advertising time. Revenue is shared based on a formula applied to a combination of our revenue, excluding revenue from WKAQ, KWHY and WEYS, all three of which are operated as independents, and the Network Company's advertising revenue. In addition, KXTX is included in this formula beginning on January 1, 2002. The Affiliation Agreement provides that not less than 50% of all advertising time during network programming will be available for local and national spot advertising. All advertising revenue subject to allocation is net of uncollectible amounts.

           The Affiliation Agreement is terminable by either party in the event of a material default of a material provision. The Network Company may terminate its obligations with respect to any of our LPTVs and enter into an affiliation agreement with either another LPTV or a full-power television station in the same licensed community (which need not be owned by us) if that station has greater signal coverage than that of the terminated LPTV. Under limited circumstances involving a specified number of "Willful

Unauthorized Preemptions" or "Other Unauthorized Preemptions" or a "Change in Operations", each as defined in the Affiliation Agreement, affecting a particular station, the Network Company may terminate its obligations with respect to that station. Upon such a termination, the percentage of net advertising revenue contributed by the Network Company as part of the pooled advertising revenue to be shared under the Affiliation Agreement would be reduced proportionately.

PROGRAMMING

           As a result of the Affiliation Agreement, we rely on the Network Company for our Network programming. Our stations broadcast a wide variety of programming from the Network, including telenovelas, talk shows, movies, entertainment programs, national and international news, sporting events, children's programming, music, comedy and dramatic series. The programming provided by the Network Company is either produced by the Network Company or purchased from various program suppliers.

           The Affiliation Agreement provides that the Network Company will provide all of our network programming. Subject to exceptions, we have the exclusive broadcast rights in the areas in which we operate. Moreover, any licensing to third parties of any program first shown on the Network is subject to agreed-upon limitations. Under the Affiliation Agreement, all expenses associated with the development of original Network Company programming are borne by the Network Company, while all expenses related to the development of local programming are borne by us. Additionally, each of the Network affiliated stations is responsible for approximately one to three hours of local programming daily, consisting primarily of local news and coverage of community affairs. On January 15, 2001, we launched a local newscast expansion in some of our full-power owned and operated stations, which includes an early morning newscast beginning at 6:00 a.m.

           The Network's programming schedule for the 2001-2002 season includes:

     .     four prime-time telenovelas;

     . De Mananita (In the Early Morning), a three-hour morning news and variety show;

     . the Emmy Award-winning show, Ocurrio Asi (It Happened Like This), a one-hour reality-based investigative news magazine show;

     . Laura, a talk show designed to entertain and educate the public with a mix of interviews and discussions about a wide variety of issues;

     . Cotorreando (Gossiping), a mid-day show that covers the Hispanic entertainment community;

     . Sala De Parejas (Couples' Forum), La Corte del Pueblo (Town Court) and La Corte de Familia (Family Court), court shows where litigants resolve their small-claims and family court disputes;

     . various sports-oriented programs, including Futbol Telemundo (Telemundo Soccer), Futbol Mexicano (Mexican Soccer), Titulares Telemundo (Telemundo Sports Headlines) and Boxeo Telemundo (Telemundo Boxing); and

     .     feature films from major studios' libraries.

           The Network Company is the official Spanish-language network of United States Soccer and the official U.S. network of the Mexican National Soccer Team.

           The Network's programming currently includes nightly newscasts of Noticiero Telemundo (Telemundo News), which is produced by the Network Company and provides the latest developments on major national and international news stories.

           In addition, our full-power stations, produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets.

           The programming lineup of WKAQ in Puerto Rico differs from that of the Network but includes approximately 39.5 hours per week of network programming. Through its production studios, WKAQ produces approximately 33 hours of its own programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal for the Puerto Rico market to purchase telenovelas and other programming produced by Televisa, S.A. de C.V., the largest supplier of Spanish-language programming in the world, under a programming agreement with Protele, Televisa's distribution division, that expires in May 2005. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

           The programming lineup of KWHY and WEYS includes some programming from the Network, but a substantial amount of their programming is either internally developed and produced, or acquired directly by these stations from third party producers unrelated to the Network Company.

NETWORK COMPANY AFFILIATES

           Including our owned and operated stations, the Network Company provides programming to 351 affiliates serving 100 Hispanic markets in the United States. The non-owned and operated affiliates, which consist of 41 affiliated broadcast stations, and 310 cable affiliates that receive the Network Company's signal directly from a satellite, represent approximately 39% of the Network Company's total coverage of the U.S. Hispanic market.

SALES AND MARKETING

           Under the Affiliation Agreement, the Network Company is responsible for the sale of all Network advertising time, as well as the sale of national spot advertising time on behalf of Network affiliated stations, including our owned and operated stations, while we are responsible for the sale of local advertising time. Revenue is shared between us and the Network Company based on a formula applied to a combination of our and the Network Company's advertising revenue, excluding revenue from WKAQ, KWHY and WEYS. In addition, KXTX is included in this formula beginning on January 1, 2002. See "Item 13--Affiliation Agreement." Each of our owned and operated full-power stations maintains a sales and marketing force to sell local advertising time.

           The Network Company currently has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language media, to sell advertising time broadcast over the Network Company's entire network (network sales) and to sell advertising time in markets covered by our owned and operated stations and the Network Company's other network affiliates (national spot sales). The Network Company currently has national sales offices in New York, Los Angeles, Miami, Chicago, San Francisco, San Antonio, Dallas and Orange County, California.

           We and the Network Company sell advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of our 2001 total revenue. According to Hispanic Business magazine, the top ten advertisers in Spanish-language media in the United States in 2001, all of whom broadcast advertisements over our network and our owned and operated stations, were:

The Procter & Gamble Co.                               Americatel Corporation
Ford Motor Co.                                         Miller Brewing Company
AT&T Corp.                                             General Motors Corp.
MCI/WorldCom, Inc.                                     McDonald's Corporation
Sears, Roebuck & Co.                                   Philip Morris U.S.A.

           During the second quarter of 2000, the Network Company and our stations significantly reduced the number of blocks of air time available for sale during non-network programming hours to independent block time (i.e., infomercial) programmers. We continue to record other revenue for the sale of blocks of air time to such programmers for KWHY and WEYS. We also recorded other revenue for the sale of such air time for KXTX from September 2001 until it became a Network affiliate on January 1 of this year.

           As a result of the September 11, 2001 terrorist attacks, there has been a general slowdown in the advertising industry. During the period of September 11-16, 2001, regular programming was pre-empted as we ran 24-hour news covering the aftermath of the attacks. As a result of this slowdown, we lost revenues during that time, and the advertising industry has not yet recovered. Some of our advertisers have cancelled, reduced or postponed their orders. If these trends continue, and if we are unable to replace any lost or delayed advertising orders, our operating results could be adversely affected.

AUDIENCE MEASUREMENT SYSTEMS

           Our advertising revenue depends to a large extent on our audience share. The Nielsen Hispanic Television Index ("NHTI") and the Nielsen Hispanic Station Index ("NHSI"), which began in November 1992, provide national network
(NHTI) and local (NHSI) television ratings and share data for the Hispanic audience. On March 20, 2002, we signed a letter agreement, which provides for continued delivery of certain audience measurement services at agreed-to rates, pending the execution of a long form agreement. Effective March 1, 2000, we entered into an agreement with Nielsen TV to obtain audience measurement services for television ratings and share data for all of our U.S. full-power stations, except KVDA, KMAS, WEYS, KWHY and KXTX. The audience measurement services measure local and national station viewing of all households and persons in a specific Market Area.

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

           In the Spanish-language television broadcast market, we face significant competition from Univision Communications, Inc., which also operates a national Spanish-language broadcast company in the United States and has a substantially greater audience share than we have. Together, the Univision stations and the Univision network affiliates reach a larger percentage of Hispanic viewers in the United States than our owned and operated stations and the Network Company's network affiliates. Generally, the competing Univision stations have been operating in their markets longer than have our stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 4.4 million Hispanic subscribers, representing approximately 78% of all Hispanic households that subscribe to cable television. Both Televisa and Corporacion Venezolana de Television, C.A., which are significant stockholders of Univision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air on the Univision and Galavision networks in the United States all Spanish-language programming produced by Televisa and Venevision. These supply contracts have traditionally provided Univision with a competitive programming advantage.

           Univision launched a second national Spanish-language television broadcast network known as TeleFutura on January 14, 2002. As of the filing date, TeleFutura is reported to reach approximately 7.3 million Hispanic households in 30 markets, representing approximately 71% of all U.S. Hispanic households.

           In each of the markets in which we own and operate full-power stations, except Puerto Rico, our station competes directly with a full-power Univision station. However, on June 12, 2001, Univision announced that it had entered into a definitive agreement with Raycom Media Inc. to purchase two full-power VHF television stations in Puerto Rico. Univision has stated that it expects to close this acquisition in the first quarter of 2002. The Televisa programming agreement between Protele, which is owned by Televisa, and WKAQ, our Puerto Rico station, expires in May 2005.

           On September 7, 2000, Pappas Telecasting Companies, and Television Azteca, S.A. de C.V., announced an alliance to create a new nationwide Spanish-language network called Azteca America. The Azteca America network launched in July 2001, with a single television station serving the Los Angeles market. Since that time, Azteca America's network has added full-power television stations serving the San Jose/Sacramento, Houston and Reno markets.

           There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which we own and operate stations. Independent full-power Spanish-language television stations compete with our stations in the Los Angeles and Miami Market Areas.

           While the principal competitors to our owned and operated television stations and the Network Company's affiliates are Univision and other Spanish-language broadcasters, we and the Network Company also face some competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, direct broadcast satellites, radio stations, internet sites, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. We also compete with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in some markets, the UPN and WB networks. Some of these and other English-language networks have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. Current Spanish-language television viewers may not continue to watch our programming.

           In Puerto Rico, WKAQ has three significant Spanish-language television station competitors, one of which Univision has agreed to purchase. In addition, three other Spanish-language television stations operate in that market. Although the general market programming of the major English-language U.S. networks is available in Puerto Rico through cable carriage and satellite direct carriage, none of such networks has attracted a significant share of the Puerto Rico audience to date.

           Further advances in technology such as video compression, programming delivered through fiber optic telephone lines and programming broadcast on the Internet could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.

FCC REGULATION

Licensing

           The ownership of our television stations and certain of our television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the ownership and operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

           The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television station licenses are granted for an initial term of eight years. The FCC licenses of the full-power stations owned and operated by us, including WEYS, which we operate pursuant to a local marketing agreement, have the following expiration dates:

                                                                                         FCC License
Market Area Served                      Station     Community of License                 Expiration Date
Los Angeles, CA.......................  KVEA        Corona, CA                           12/01/06
                                        KWHY        Los Angeles, CA                      12/01/06
New York, NY..........................  WNJU        Linden, NJ                           06/01/07
Miami, FL.............................  WSCV        Ft. Lauderdale, FL                   02/01/05
                                        WEYS        Key West, FL                         02/01/05
San Francisco, CA.....................  KSTS        San Jose, CA                         12/01/06
Chicago, IL...........................  WSNS        Chicago, IL                          12/01/05
Houston, TX...........................  KTMD        Galveston, TX                        08/01/06
San Antonio, TX.......................  KVDA        San Antonio, TX                      08/01/06
Dallas, TX............................  KXTX        Dallas, TX                           08/01/06
Denver, CO............................  KMAS        Steamboat Springs, CO                04/01/06
San Juan, PR..........................  WKAQ        San Juan, PR                         02/01/05

           We must file an application with the FCC to renew these licenses upon their expiration. Under the Communications Act, interested parties, including members of the public, may file petitions to deny a license renewal application, but competing applications for the license will not be accepted unless the current licensee's renewal application is denied. In response to petitions to deny or other facts raising a "substantial and material" question whether a renewal grant would be in the public interest, the FCC will conduct a hearing on specified issues to determine whether renewal should be granted. The FCC is required to grant a license renewal application if (1) the licensee has served the public interest; (2) the licensee has not engaged in any serious violations of the Communications Act or the FCC's rules and regulations; and (3) the licensee has not engaged in any other violations that would indicate a pattern of abuse of FCC rules or the Communications Act. The FCC may deny a license renewal application only if it finds that a licensee has failed to meet this test and there are no mitigating circumstances to warrant renewal for less than a full eight-year term or subject to conditions. Although we have no reason to believe that our licenses will not be renewed in the ordinary course, there can be no assurance that our licenses will be renewed.

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

           To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application involves the assignment of the license to an unaffiliated third party or a "substantial change" in ownership (e.g., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than that specified in the application.

           In August 1999, the FCC substantially revised its ownership and attribution rules. The new rules became effective on November 16, 1999 and were most recently reviewed by the FCC in several reconsideration orders adopted in December 2000. These recent rule modifications are currently the subject of several pending petitions for reconsideration and appeals.

           In connection with the NBC Acquisition, Telemundo Communications Group and NBC have filed an application for consent to the transfer of the broadcast licenses held by Telemundo Communications Group, and consummation of the NBC Acquisition is subject to the issuance of an order by the FCC approving this transfer.

Attributable Interests

           The FCC generally applies its ownership limits to attributable interests held by a person, corporation, partnership or other association or entity. A person or entity can have an attributable interest in a television station, radio station, cable television system or daily newspaper by being an officer, director, partner or shareholder of a company owning that station, cable system or newspaper. If an interest is attributable, the FCC treats the person or entity holding the interest as an "owner" of the property and therefore subject to the FCC's ownership limits. In the case of a corporation owning or controlling television stations, there is generally attribution only to officers and directors and to stockholders who own 5% or more of the outstanding voting stock (subject to certain exceptions, including an exception for certain institutional investors, which are subject to a 20% voting stock benchmark, provided certain conditions are satisfied).

           The FCC treats all partnership interests as attributable, except for those limited partnership interests that are "insulated" by the terms of the limited partnership agreement from "material involvement" in the media activities of the partnership. The FCC applies the same attribution and insulation standards to limited liability companies and other new business forms.

           The FCC treats as attributable equity and debt interests which combined exceed 33% of a station licensee's total assets if the party holding the equity/debt interest supplies more than 15% of the station's total weekly programming, or has an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Under these rules, all non-conforming interests (other than local marketing agreements) acquired before November 5, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests until such interest is assigned or transferred. The FCC required that any non-conforming interests acquired after November 5, 1996 be brought into compliance by August 5, 2000.

Single Majority Stockholder Rule

           In its most recent rule modifications, the FCC eliminated its longstanding rule which provided that a minority stock interest in a corporation would not be deemed attributable if there was a single holder of more than 50% of the outstanding voting power of the corporation. This rule applies to all minority stock interests acquired on or after December 14, 2000. Minority interests acquired prior to December 14, 2000 are grandfathered until the interest is assigned or transferred. Although the Restructuring was completed on December 15, 2000, the Restructuring was approved by the FCC on November 17, 2000 prior to adoption of the modification to the rules, and Station Partners has been our majority voting stockholder since 1998. Consequently, Telemundo Communications Group stated in its applications for the assignment of the licenses of KWHY and other subsequent filings with the FCC including the KXTX assignment application that the non-attributable status of its minority shareholders is grandfathered under the FCC's revised rules. The FCC has granted the KWHY and KXTX applications by final order. In March 2001, the United States Court of Appeals for the D.C. Circuit reversed and remanded a decision by the FCC to eliminate the single majority stockholder exemption as it applies to the ownership of cable systems. Several entities have sought reconsideration of the FCC's decision to eliminate the single majority stockholder exemption for broadcast ownership interests based upon the decision of the Court of Appeals. The FCC recently commenced a rulemaking proceeding to consider whether the single majority stockholder exemption, as it applies to both cable and broadcasts interests, should be eliminated in light of the Court of Appeals' decision. The FCC also released a separate order reinstating the exemption for broadcast interests pending the outcome of this rulemaking proceeding. We cannot predict at this time the outcome of this proceeding as it will apply to broadcast stations generally or to us specifically.

Television Duopoly Rule

           The FCC TV duopoly rule (the "TV Duopoly Rule") permits parties to own more than one TV station without regard to signal contour overlap if they are located in separate DMAs. In addition, the rule permits parties in larger DMAs to own up to two television stations in the same DMA so long as (a) at least eight independently owned and operating full-power commercial and non-commercial television stations will remain in the market post-acquisition and have Grade B signal contours overlapping the Grade B signal contour of at least one of the stations to be commonly owned, and (b) at least one of the two stations in the proposed duopoly is not among the top four ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned TV stations, the FCC permits television duopolies within the same DMA so long as the stations' Grade B service contours do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station are exempt from the TV Duopoly Rule if located in the same DMA as the "parent" station. Further, the FCC may grant a waiver of the TV Duopoly Rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. In February 2001, Sinclair Broadcast Group, Inc. filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the TV Duopoly Rule's eight-station standard (the "Sinclair Appeal"). The Sinclair Appeal remains pending.

           The NBC Acquisition is subject to the approval of the FCC, including the grant by the FCC of a temporary waiver of the TV Duopoly Rule. NBC currently owns full-power television station KNBC in the Los Angeles market, whose Grade B signal contour overlaps the Grade B signal contours of our stations KVEA and KWHY in the Los Angeles market. Thus, upon completion of the NBC Acquisition, NBC would own three full-power television stations in that market in contravention of the TV Duopoly Rule. If the FCC decides not to waive its TV Duopoly Rule on a temporary basis following the NBC Acquisition, NBC would be unable to complete this transaction until we divest either KVEA or KWHY. Moreover, unless NBC is able to obtain a permanent waiver of the TV Duopoly Rule, NBC would be obligated to divest KVEA or KWHY following the acquisition of Telemundo Communications Group.

Television Local Marketing and Joint Sales Agreements

         Over the past few years, a number of television stations have entered into agreements commonly referred to as local marketing agreements (or time brokerage agreements) and joint sales agreements. These agreements may take varying forms and are subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under a typical local marketing agreement, separately-owned stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, and similar functions, subject to the requirement that the licensee of each station maintains independent control over the programming and operations of its own station. Under a typical joint sales agreement, two separately-owned stations agree to function cooperatively in advertising sales only. The FCC's attribution and TV Duopoly Rule apply to same-market local marketing agreements involving more than 15% of the brokered station's program time. Local marketing agreements that were in effect on August 5, 1999 are exempt from the TV Duopoly Rule for a limited period of time of either two or five years, depending on the date the local marketing agreement became effective. Pending a decision on the Sinclair Appeal, the U.S. Court of Appeals for the D.C. Circuit has stayed the deadline for termination of these local marketing agreements. The rules do not apply to joint sales agreements; thus, these types of arrangements remain non-attributable under the FCC's ownership rules.

National Ownership Rule

           The FCC's broadcast television national ownership rule prohibits a party from having an attributable interest in television stations located in markets which, in the aggregate, include more than 35% of total U.S. television households (for purposes of this rule, UHF stations are attributed with 50% of the television households in their respective markets). Under the national ownership rule, the FCC counts the audience in each market only once. If a broadcast licensee has an attributable interest in a second television station in a market, whether by virtue of ownership, a local marketing agreement or a parent-satellite operation, the audience for that market is not counted twice for purposes of determining compliance with the national cap. In June 2000, in connection with its biennial review of the broadcasting ownership rules, the FCC declined to modify or repeal the national television ownership rule. NBC, Fox and Viacom filed appeals with the U.S. Court of Appeals for the D.C. Circuit seeking elimination of or an increase in the 35% national cap. On February 19, 2002 the Court of Appeals reversed the FCC's June 2000 decision and remanded the case to the FCC to justify retention of the national ownership rule. The FCC may appeal this decision or it may commence a formal rule making proceeding to respond to the decision.

Cross-Ownership Rules

           The FCC's rules also prohibit (with certain qualifications) a party from holding attributable interests in (1) a television and more than one radio station, (2) a television station and a cable television system, or (3) a television or radio station and a daily newspaper, in the same local market. We do not have any attributable interests in other broadcast stations, cable systems or newspapers, although certain of our stockholders and investors hold attributable interests in radio stations and/or cable systems serving a number of the same markets as our television stations. All such interests comply with the FCC's radio/television and cable/broadcast television cross-ownership rules. In addition, one of our stockholders has nonattributable interests in radio and television stations that may serve some of the same markets as our television stations. On September 20, 2001, the FCC commenced a proceeding to consider whether to retain, repeal, or modify its newspaper/broadcast cross-ownership rule. That proceeding remains pending. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit reversed a June 2000 decision of the FCC in which the FCC decided to retain its prohibition on cross-ownership of television stations and cable systems in the same market. The Court of Appeals ordered the FCC to repeal that prohibition.

Biennial Review

           In June 2000, the FCC completed its statutorily-mandated biennial review of its broadcast ownership rules. The FCC began this proceeding in 1998, soliciting comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal them. The rules on which the FCC requested comment include those on daily newspaper/broadcast cross-ownership, local television/cable cross-ownership, national television ownership and dual network ownership. In its biennial review report, in addition to the national television ownership rule, the FCC declined to amend the local television/cable cross-ownership rule, but the FCC stated it would conduct rulemaking proceedings to consider modifying certain aspects of the dual network rule and the daily newspaper/broadcast cross-ownership rule. The FCC commenced rulemaking proceedings with respect to the dual network rule in 2000 and recently completed the rulemaking proceeding amending the dual network rule to eliminate aspects of the rule prohibiting mergers between a major television network and an emerging television network. The FCC also has commenced a rulemaking proceeding to consider modifications to the daily newspaper/broadcast ownership rule. This rulemaking remains pending. The FCC is required to commence another biennial review of its broadcast ownership rules in 2002.

Foreign Ownership Restrictions

           The Communications Act prohibits the grant of a broadcast license to an alien, a corporation organized under the laws of a foreign government or any corporation of which more than 20% of the stock is owned of record or voted by non-U.S. citizens or their representatives, or a foreign government or a representative thereof or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The FCC has issued interpretations of existing law, under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

Coverage and Must-Carry Rights

           Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing to exercise its must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA. These must-carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and the location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. Alternatively, if a broadcaster chooses to withhold retransmission consent, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. LPTVs have very limited must-carry rights, although cable systems cannot retransmit LPTVs' signals without their consent. Except for KXTX and KMAS, our owned and operated full-power stations have elected to exercise their must-carry rights. The FCC is authorized to entertain requests for expansion or other modification of television station markets for cable carriage purposes, and is now required to resolve any market modification request within 120 days after the request is filed.

           A number of our stations serving several markets and many of the Network Company's affiliates are classified by the FCC as "low-power" stations. Certain of our owned and operated stations and the Network Company's affiliates increase their coverage through use of "translators" that rebroadcast the station's signal. Both low-power and translator stations generally operate at significantly lower levels of power than full-power stations. Under FCC rules, in addition to its policies regarding DTV technology, these LPTVs operate on a secondary basis, and therefore are subject to displacement by a full-power station, and must tolerate defined levels of electromagnetic interference from full-power stations.

Digital Television ("DTV")

           The FCC has adopted a final table of digital channel allotments and rules for the implementation of DTV broadcasting (including high-definition television) in the United States. The digital table of allotments provides each existing full-power television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the DTV transition period, subject to biennial reviews, to evaluate the progress of the DTV transition, including the rate of consumer acceptance. The most recent biennial review was completed in September 2001. In accordance with FCC rules, applications for construction permits for our DTV stations were submitted by November 1, 1999. We must complete construction for all of our DTV stations by May 1, 2002, except to the extent that particular stations obtain formal, temporary waivers of the construction deadline from the FCC. On March 8 and 12, 2002, the FCC granted waivers extending the DTV construction deadlines for four of our stations; we have one additional application pending.

           Conversion to DTV may reduce the geographic reach of our stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on us, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs during the transition period. The rules also require broadcasters to pay the United States Treasury a fee of five percent of gross revenues received from ancillary or supplementary uses of their DTV spectrum for which the broadcasters charge subscription fees or other compensation, other than advertising revenues derived from free, over-the-air broadcasting.

           The FCC is currently conducting a rulemaking proceeding to determine mandatory carriage and retransmission consent requirements for cable systems' carriage of DTV stations during and following the transition from analog to DTV broadcasting. In its first order in this ongoing proceeding, the FCC has tentatively stated that broadcasters may not be entitled to mandatory carriage of both their digital and analog signals during the transition, but has deferred a final decision and requested further comment on this matter. The FCC has, however, concluded that, during and following the DTV transition, those stations operating with a digital only signal (i.e., those stations that are only authorized to broadcast on a digital channel or which have returned their analog channel) will have mandatory carriage rights. In addition, a broadcaster simultaneously broadcasting on analog and digital signals is entitled to treat the two differently for carriage purposes, having the ability to choose must-carry or retransmission consent for its analog signal and negotiate with cable operators to carry its digital signal pursuant to retransmission consent. The FCC also established certain technical requirements for the carriage of digital signals including those relating to channel capacity, signal quality and signal content.

           The FCC has commenced proceedings to consider additional public interest obligations for television stations as they transition to DTV operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, children's educational programming, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, our stations may be required to increase their current level of public interest programming which generally does not generate as much revenue as from commercial advertisers.

Class A Television

           In November 1999, Congress passed the Community Broadcasters Act of 1999, which directed the FCC to offer a new Class A status to qualifying LPTVs. Class A status entitles qualifying LPTVs to receive certain interference protection against full-power stations and other LPTVs. To qualify, LPTVs had to meet certain programming and operational criteria and were required to notify the FCC of their eligibility by January 28, 2000. All of our LPTVs submitted such notification letters to the FCC by the January 28, 2000 deadline. The FCC ruled in June 2000 that K15CU, Salinas/Monterey, California, KEJT-LP, Salt Lake City, Utah, KSBS-LP, Denver, Colorado, and W21BD, Key West--Miami, Florida were eligible for Class A status, and has now issued Class A licenses for all of these stations. The FCC also has adopted rules governing Class A stations' technical operations and programming and public interest obligations with which our Class A stations must comply.

           Council Tree filed a Petition for Reconsideration on July 7, 2000, and a Supplement to Petition for Reconsideration on September 1, 2000, asking the FCC to revisit its June 2000 decision ruling KMAS-LP, Denver, Colorado and K34FB, Colorado Springs/Pueblo, Colorado ineligible for Class A status. The FCC is still considering this petition and Class A applications for each of these stations cannot be submitted until the FCC resolves Council Tree's petition.

           Class A protection granted to qualifying LPTVs unrelated to us may limit our ability to modify our full-power television facilities in the future.

Satellite Carriage of Television Broadcast Signals

           In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which authorizes the satellite delivery of local broadcast signals to customers located in a television station's local market. SHVIA also imposes "must-carry" obligations on satellite carriers with respect to local television stations. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station is required to carry, upon request, the signal of any other television station licensed to the carried station's local market. The FCC has adopted orders setting forth the procedural and administrative rules governing satellite companies' carriage of broadcast station signals. The rules are substantially similar to the must-carry rules applicable to cable operators. Stations are permitted to elect mandatory carriage or to negotiate for retransmission consent. Except for the first election period, which is four years in duration, the remaining election periods will be three years, coinciding with the cable election periods. Broadcasters were required to make their first satellite carriage election prior to July 1, 2001, and our owned and operated stations elected must-carry prior to that date. DirecTV and EchoStar, the only two DBS operators offering local broadcast signals to customers in a television station's local market, currently are retransmitting the signals of almost all of our stations into their local markets. We are working with those operators to secure carriage of the remaining station signals on their systems.

           With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, SHVIA permits satellite carriers to provide the signal of a distant network affiliate only to those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. The legislation grandfathers for a period of five years from enactment current customers residing within a station's Grade B contour but outside of its Grade A contour who would otherwise be ineligible to receive distant network signals. The FCC has issued a report recommending that Congress retain the Grade B signal standard for purposes of determining whether a television station's signal is distant. To our knowledge, DirecTV and EchoStar do not retransmit the signal of any of our stations on a distant signal basis.

           In September 2000, the Satellite Broadcasting and Communications Association ("SBCA"), DirecTV and EchoStar filed a complaint with the U.S. District Court for the Eastern District of Virginia challenging the constitutionality of the statutory satellite must-carry requirements. The U.S. District Court dismissed this complaint on June 19, 2001 and the parties have appealed the dismissal to the U.S. Court of Appeals for the Fourth Circuit. In February 2001, SBCA and EchoStar filed similar appeals with the Fourth Circuit Court of Appeals in Richmond and Tenth Circuit Court of Appeals in Denver, respectively, challenging the FCC's must-carry implementing regulations. Also in February 2001, the National Association of Broadcasters ("NAB") filed an appeal with the Court of Appeals for the D.C. Circuit alleging that the FCC failed to implement SHVIA's must-carry requirements properly. The appeal of the U.S. District Court's decision and the February 2001 appeals were consolidated into a single proceeding in the Fourth Circuit. On December 7, 2001, the Fourth Circuit issued a decision affirming the constitutionality of the satellite must-carry requirements and dismissing NAB's challenge. On March 7, 2002, SBCA and EchoStar filed with the U.S. Supreme Court a petition for writ of certiorari to review the Fourth Circuit decision. Oppositions may be filed by April 12, 2002.

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

Children's Programming

           Pursuant to the Children's Television Act of 1990, the FCC limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger to 12 minutes per hour on weekdays and
10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (1) serves the educational and informational needs of children 16 years of age and under as a significant purpose; (2) is regularly scheduled, airs weekly and is at least 30 minutes in duration; and (3) is aired between the hours of 7:00 a.m. and 10:00 p.m. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license.

Restrictions on Broadcast Advertising

           Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have examined from time to time various proposals to eliminate or restrict the advertising of beer and wine.

Equal Employment Opportunity Rules ("EEO Rules")

           In April 2000, the FCC adopted new EEO Rules for broadcasters. The EEO Rules prohibited broadcasters from discriminating on the basis of race, religion, color, national origin or gender and required broadcasters to maintain a recruitment outreach program and prepare reports concerning such programs on an annual basis. The U.S. Court of Appeals for the D.C. Circuit subsequently struck down the recruitment, outreach and reporting portions of the EEO Rules as unconstitutional, and the FCC has suspended enforcement of those portions of the EEO Rules. The prohibition against discrimination in employment matters remains in effect. In December 2001, the FCC adopted a Notice of Proposed Rulemaking in which it proposed to continue the prohibition on discrimination and to establish new rules requiring recruitment outreach for vacant positions and the filing of reports demonstrating compliance with the rules. This proceeding remains pending.

Closed Captioning

           The FCC's rules require that television stations close caption their programming. By January 2006, 100% of all new English-language video programming must be closed captioned and by January 2010, all new Spanish-language programming must be closed captioned. English and Spanish-language programming first exhibited prior to January 1, 1998 is subject to different compliance schedules. Certain station and programming categories are exempt from the closed captioning rules, including stations or programming for which the captioning requirement has been waived by the FCC upon a showing of undue burden.

Other Programming Matters

           The FCC regulates the broadcast of indecent and obscene programming by television stations. Under FCC policies, stations are prohibited from airing indecent programming between the hours of 6:00 a.m. and 10:00 p.m. The airing of obscene programming is prohibited at all times. Stations also must follow various FCC rules promulgated under the Communications Act that regulate, among other things, sponsorship identification and the advertisement of contests. Television stations also must include in their license renewal applications a summary of written comments received from the public regarding violent programming.

Proposed Regulatory Changes

           Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly (1) affect our operation, ownership and profitability and our television broadcast stations; (2) result in the loss of audience share and advertising revenue of our television broadcast stations; and (3) affect our ability to acquire additional television broadcast stations or finance such acquisitions. Such matters include proposals to impose spectrum use or other fees upon licensees; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, including DTV; proposals to restrict or prohibit the advertising of alcoholic beverages; changes in the FCC's multiple ownership, alien ownership, and attribution rules and policies; and proposals to limit the tax deductibility of advertising expenses. The adoption of various measures could accelerate the existing trend toward vertical integration in the media and home entertainment industries and cause us to face more formidable competition in the future. We are unable to predict whether these or other potential changes in the regulatory environment could restrict or curtail our ability to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of television stations and other media properties.

           The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or of the regulations and policies of the FCC. From time to time, proposals for additional or revised regulations and requirements are pending before or are being considered by Congress and the FCC. At this time, we cannot predict the impact of current FCC regulations outlined above, the timing or outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the ultimate impact of any of those changes on our broadcast operations.

ENVIRONMENTAL MATTERS

           Under some environmental laws, a current or previous owner of real property and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator, or other responsible party was at fault for the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures for compliance. In connection with the ownership or operation of our facilities, we could be liable for such costs in the future.

           We are not currently aware of any material environmental claims pending or threatened against us, and do not believe we are subject to any material environmental remediation obligations. A material environmental claim or compliance obligation may arise in the future. The cost of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could impose material costs on us.

SEASONALITY OF BUSINESS

           Seasonal revenue fluctuations are common in the television broadcasting industry, and our revenue reflects seasonal variations. Increased advertising during the holiday season results in increases in revenue for the fourth quarter. The seasonality is more pronounced in Puerto Rico and as a result, we may experience seasonal fluctuations to a greater degree than the U.S. broadcasting industry in general. Because our costs do not exhibit as much seasonal variation, the impact of this seasonality on quarterly operating income is more pronounced. Seasonal fluctuations in our revenue may also be impacted by the revenue sharing formula in the Affiliation Agreement which calls for the percentage of net advertising receipts that we receive to decline as we reach pre-determined targets for aggregate net advertising receipts during the fiscal year.

EMPLOYEES AND SALES AGENTS

           As of the filing date, we have approximately 1,061 full-time employees, approximately 228 of whom are employees of WKAQ in Puerto Rico. Approximately 99 employees of KVEA and KWHY, 74 employees of WNJU, 40 employees of KSTS, 140 employees of WKAQ and 32 employees of WSNS are covered by union contracts. We believe our relations with our employees and unions are satisfactory.

ITEM 2.           PROPERTIES

         The table below sets forth our principal properties as of December 31, 2001.

Station  Location                Use                          Owned/Leased     Size (Sq. Ft.)  Expiration
WSCV     Hialeah, FL             Office & studio/(1)/         Leased            25,000         2002/2004
                                 Transmission tower site      Leased                           2004/2011
WNJU     Hasbrouck Hts, NJ       Office & studio/(2)/         Leased            15,000         2003/2007
                                 Transmission tower site/(3)/ Leased
KVEA     Glendale, CA            Office & studio              Leased            32,000         2002/2007
                                 Transmission tower site/(4)/ Leased                           2016/2031
KTMD     Houston, TX             Office & studio              Leased            20,200         2003
                                 Transmission tower site      Owned                            N/A
KSTS     San Jose, CA            Office & studio              Leased            16,000         2003
                                 Transmission tower site      Leased                           2015/2025
WSNS     Chicago, IL             Office & studio              Owned             21,000         N/A
                                 Transmission tower site      Leased                           2009/2019
KVDA     San Antonio, TX         Office & studio              Owned             20,000         N/A
                                 Transmission tower site      Owned                            N/A
KMAS     Denver, CO              Office & studio              Leased             6,500         2005
                                 Transmission tower site      Leased                           2004
WKAQ     San Juan, PR            Office & studio              Owned            200,000         N/A
                                 Transmission tower site/(5)/ Leased                           2009
KWHY     Los Angeles, CA         Office & studio              Leased            22,000         2004/2006
                                 Transmission tower site/(6)/ Leased                           2003
KXTX     Dallas, TX              Office & studio              Leased            21,000         2009
                                 Transmission tower site      Owned                            N/A

---------------------------------

/(1)/ We share additional space with WSCV in the Network Company's operations center in Hialeah, Florida.

/(2)/ WNJU also shares space in the Network Company's national sales offices in New York, New York.

/(3)/ WNJU's transmitter and antenna were previously located on top of the World Trade Center. As a result of the events of September 11, 2001, WNJU was forced to relocate to an alternate transmission tower site in Alpine, New Jersey. The terms of the lease for this new transmission tower site remain under negotiation.

/(4)/ KVEA is a month-to-month tenant at its current site. KVEA entered into a lease agreement at a different site effective February 5, 2001, and was granted FCC permission to build its DTV facility at this site on October 22, 2001. KVEA has begun DTV construction at such site. The KVEA application to move its analog transmitting facilities to the site is still pending at the FCC.

/(5)/ Located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico.

/(6)/ KWHY's current transmitter and antenna site lease expires on February 28, 2003. Under the terms of the New KVEA Lease, KWHY has the option of moving to this new site and co-locating its transmitter and antenna with KVEA's transmitter and antenna.

         We also lease various properties throughout the country for our LPTVs. None of these lease commitments are material to us.

ITEM 3.           LEGAL PROCEEDINGS

         We are involved in a number of legal proceedings in the ordinary course of business. We are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on our consolidated results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective February 9, 2001, the current stockholders of Telemundo Communications Group, as our current sole stockholder, approved the acquisition of KWHY.

         On October 11, 2001, the NBC Acquisition and the agreements executed in connection with the NBC Acquisition were approved. Pursuant to the Agreement and Plan of Merger executed on October 11, 2001 by GE, NBC, TN Acquisition Corp., a wholly-owned subsidiary of GE, SPE Mundo Investment Inc., an indirect-wholly-owned subsidiary of Sony Pictures ("SPE Mundo"), and Telemundo Communications Group, NBC agreed to purchase 100% of the stock of Telemundo Communications Group and the remaining 33% of the membership interests in the Network Company owned by SPE Mundo in exchange for approximately $1.98 billion of GE common stock and cash. On October 11, 2001, Council Tree Hispanic Broadcasters II, L.L.C., Station Partners, LLC, TLMD LLC, Bron-Villanueva Capital, LLC, Liberty TelemundoNet, Inc., Sony Pictures, SPE Mundo, Bastion Capital Fund, L.P., Bastion Partners L.P., BCF Media, LLC, Bron 2000 Trust, Villanueva Investments, Inc., and Bron Trust entered into a Stockholders' and Registration Rights Agreement with GE, pursuant to which GE granted certain registration rights to the stockholders with respect to the GE common stock offered as a portion of the consideration for the NBC Acquisition.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         There is no established public trading market for our common stock. As of December 31, 2001, there were six beneficial owners and one holder of record of our common stock. We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our 11 1/2% senior discount notes due 2008 and our senior secured credit agreement contain restrictions on our ability to pay dividends on our common stock.

ITEM 6.           SELECTED FINANCIAL DATA

         Our selected financial data is set forth in our 2001 Annual Report under the caption, "Selected Historical Consolidated Financial Data," and is incorporated in this report by reference. Our 2001 Annual Report is attached as
Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in our 2001 Annual Report under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated in this report by reference. Our 2001 Annual Report is attached as Exhibit 13.1 to this report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding quantitative and qualitative disclosures about market risk is set forth in our 2001 Annual Report under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk," and is incorporated in this report by reference. Our 2001 Annual Report is attached as
Exhibit 13.1 to this report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements and related notes are set forth in our 2001 Annual Report on pages F-11 to F-29 and is incorporated in this report by reference. Our 2001 Annual Report is attached as Exhibit 13.1 to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each executive officer and director of Holdings:

Name                              Age   Position
----                              ---   --------
James M. McNamara..............   48    Chief Executive Officer
Alan J. Sokol..................   43    Chief Operating Officer
Vincent L. Sadusky.............   36    Chief Financial Officer and Treasurer
Richard J. Blangiardi..........   55    President
Glenn A. Dryfoos...............   40    Senior Vice President and General Counsel
Guillermo Bron.................   50    Director
Richard M. Cronin..............   47    Director
Paul J. Finnegan...............   49    Director
Mel Harris.....................   59    Director
Stephen C. Hillard.............   54    Director
Brian W. McNeill...............   45    Director
Stephen M. Mosko...............   45    Director
Daniel D. Villanueva...........   64    Director
Edward M. Yorke................   43    Director

         James M. McNamara. Mr. McNamara has been Chief Executive Officer and President of Telemundo Communications Group and our Chief Executive Officer since December 15, 2000. Mr. McNamara has served as the Chief Executive Officer and President of the Network Company since July 7, 1999. From June 1998 to July 1999, Mr. McNamara served as president of JMM Management, Inc., where he focused on new media and international broadcasting. From April 1996 to June 1998, Mr. McNamara was president of Universal Television Enterprises, where his responsibilities included domestic syndication of first-run programming and international sales. From 1986 to 1995, Mr. McNamara held several posts within New World Entertainment, where he served as Chief Executive Officer from 1991 to 1995.

         Alan J. Sokol. Mr. Sokol has been Chief Operating Officer of Telemundo Communications Group and our company since December 15, 2000. Mr. Sokol has served as the Chief Operating Officer of the Network Company since August 12, 1998. From 1996 to 1998, Mr. Sokol served as Senior Vice President, Corporate Development, for Sony Pictures. From 1995 to 1996, Mr. Sokol served as Senior Vice President of Savoy Pictures, Inc. From 1991 to 1995, Mr. Sokol was a partner at the Los Angeles law offices of Jeffer, Mangels, Butler & Marmaro LLP. From 1983 to 1991, Mr. Sokol was an associate and then a partner at the Los Angeles law offices of Wyman, Bautzer, Kuchel & Silbert, P.C.

         Vincent L. Sadusky. Mr. Sadusky has been Chief Financial Officer and Treasurer of Telemundo Communications Group since December 15, 2000 and our Chief Financial Officer since October 3, 2000. Mr. Sadusky served as our Vice President, Finance from November 1998 to December 2000. From March

1994 to November 1998, Mr. Sadusky held various financial positions with Telemundo Group, most recently as Vice President, Finance. From 1986 to March 1994, Mr. Sadusky held various positions with the accounting firm of Ernst & Young LLP.

         Richard J. Blangiardi. Mr. Blangiardi has been our President since November 17, 1999. From March to November 1999, Mr. Blangiardi served as the Chief Operating Officer and Director of Brad Marks International, an executive search firm dedicated to the entertainment, broadcast communications, new media and convergence industries. From January 1997 to December 1998, Mr. Blangiardi served as Chief Executive Officer of Premier Horse Network, a start-up network devoted to programming for equine enthusiasts. From June 1994 to December 1996, Mr. Blangiardi served as the Group President of River City Broadcasting.

         Glenn A. Dryfoos. Mr. Dryfoos has been Senior Vice President and General Counsel of Telemundo Communications Group and our company since February 21, 2001. From April 2000 to February 2001, Mr. Dryfoos served as Senior Vice President and General Counsel of Cisneros Television Group. From October 1987 to April 2000, Mr. Dryfoos was an associate and most recently a partner at the Los Angeles law offices of Greenberg, Glusker, Fields, Claman & Machtinger LLP.

         Guillermo Bron. Mr. Bron has been a director of Telemundo Communications Group since December 15, 2000 and a director of our company since August 1998. He was a director of Telemundo Group from December 1994 to August 1998. Since 1994, Mr. Bron has been an officer, director and principal stockholder of one of the corporate general partners of Bastion Partners, which is the general partner of Bastion. Mr. Bron is also a director of United PanAm Financial Corp.

         Richard M. Cronin. Mr. Cronin has been a director of our company since August 29, 2001. Mr. Cronin currently serves as the President and Chief Executive Officer of Game Show Network, a Sony Pictures and Liberty Digital, Inc. owned company. Prior to joining Game Show Network, Mr. Cronin was President and Chief Executive Officer of Fox Family Channel and Fox Kids Network from 1998 through 2000, as well as founder and President of TV Land cable/satellite network. From 1987 through 1992, Mr. Cronin served as head of marketing for Nickelodeon and Nick at Nite.

         Paul J. Finnegan. Mr. Finnegan has been a director of Telemundo Communications Group and our company since December 15, 2000. Mr. Finnegan is a Managing Director and co-founder of Madison Dearborn Partners, Inc., which was founded in 1993. Mr. Finnegan is also a director of Allegiance Telecom, Inc., Rural Cellular Corporation and Completel LLC.

         Mel Harris. Mr. Harris has been a director of Telemundo Communications Group and our company since December 15, 2000. Since September 1999, Mr. Harris has served as President and Chief Operating Officer of Sony Pictures. From September 1995 until September 1999, Mr. Harris has served as a media consultant. From February 1992 through August 1995, Mr. Harris was President of Sony Pictures Television Group.

         Stephen C. Hillard. Mr. Hillard has been a director of Telemundo Communications Group and our company since December 15, 2000. Mr. Hillard is Chief Executive Officer of Council Tree, having joined Council Tree in February 1998. From January 1997 to January 1998, Mr. Hillard was President and Chief Executive Officer of Cook Inlet Communications Ventures, L.L.C. From June 1995 to January 1997, Mr. Hillard was Chief Executive Officer and Chief Operating Officer of Cook Inlet Communications, Inc.

         Brian W. McNeill. Brian McNeill has been a director of Telemundo Communications Group and our company since June 1, 2001. Mr. McNeill is a managing general partner of Alta Communications, which was founded in 1996 as a successor firm to Burr, Egan, Deleage & Co., a major private equity firm specializing in the telecommunications industry. Mr. McNeill began at Burr, Egan in 1986. Mr. McNeill is currently or has been an investor and/or director with many premier broadcasting companies, including Radio One, Inc., NextMedia Group, LLC, Marathon Media, L.P., ACME Communications, Tichenor

Media System (now Hispanic Broadcasting), NewCity Communications
(now part of Cox Radio) and Shockley Communications Corp.

         Stephen M. Mosko. Mr. Mosko has been a director of our company since November 19, 2001. Mr. Mosko was named President, Columbia TriStar Domestic Television in November 2001, when that division was created to oversee all U.S. television operations for Sony Pictures. Mr. Mosko was President of Columbia TriStar Television Distribution, which formed the basis for Columbia TriStar Domestic Television, from July 2000 to November 2001. From 1992 through July 2000, Mr. Mosko served in various senior management positions at Columbia TriStar Domestic Television.

         Daniel D. Villanueva. Mr. Villanueva has been a director of Telemundo Communications Group and our company since December 15, 2000 and was a director of Telemundo Group from April 1996 to August 1998. Since 1994, Mr. Villanueva has been an officer, director and principal stockholder of one of the corporate general partners of Bastion Partners, which is the general partner of Bastion. Mr. Villanueva is also a director of Film Roman, Inc and Metropolitan West Funds.

         Edward M. Yorke. Mr. Yorke has been a director of Telemundo Communications Group and our company since February 28, 2001, was our director from August 1998 to December 15, 2000 and was a director of Telemundo Group from June 1995 to August 1998. Mr. Yorke is a Managing Director and co-head of Credit Suisse First Boston Corporation's Financial Sponsor Group, having joined Credit Suisse First Boston Corporation in that capacity following Credit Suisse First Boston Corporation's acquisition of Donaldson, Lufkin & Jenrette Securities Corporation in November 2000. From 1992 to August 1998, Mr. Yorke was a principal of Apollo Advisors, L.P. and Lion Advisors, L.P., both of which are affiliated with Apollo Investment Fund III, L.P. ("Apollo").

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning our compensation for services in all capacities for the years ended December 31, 2001, 2000, and 1999 paid to (a) our Chief Executive Officer and (b) our other four most highly compensated executive officers serving as executive officers on December 31, 2001.

                                                                             Long Term
                                                                            Compensation
                                           Annual Compensation                 Awards
                                                                           (#)/Securities   All Other
                                                                Annual       Underlying    Compensation
  Name and Principal Position During      Year    Salary ($) Bonus ($)/(1)/  Options (#)      ($)/(2)/
                                                  ---------- ------------    ----------       ------
James M. McNamara......................   2001       798,289            0        0              9,017
   Chief Executive Officer/(3)/           2000        28,846            0        0                 88
                                          1999             0            0        0                  0

Alan J. Sokol..........................   2001       581,539            0        0             11,295
   Chief Operating Officer/(4)/           2000        22,450            0        0                290
                                          1999             0            0        0                  0

Vincent L. Sadusky.....................   2001       253,558      200,000                       9,790
   Chief Financial Officer and            2000       179,308      100,000        0              8,141
    Treasurer/(5)/                        1999       147,930       60,000        0              6,086

Richard J. Blangiardi..................   2001       427,404      250,000        0             10,588
   President/(6)/                         2000       402,500      340,000        0              3,655
                                          1999        43,077            0        0                120

Glenn A. Dryfoos.......................   2001       230,577       65,000      0              1,049
   Senior Vice President and General      2000             0            0      0                  0
    Counsel/(7)/                          1999             0            0      0                  0

-----------------------

/(1)/ Bonus amounts represent compensation for services for the respective years shown.

/(2)/ The following amounts are included in the above table. Retirement contributions and matching 401(k) contributions: Mr. McNamara-- $5,369 for 2001, $808 for 2000, and $0 for 1999; Mr. Sokol-- $8,650 for 2001,
         $606 for 2000 and $0 for 1999; Mr. Sadusky-- $8,650 for 2001, $7,366
         for 2000, and $5,273 for 1999; Mr. Blangiardi-- $8,650 for 2001, $1,831
         for 2000 and $0 for 1999; and Mr. Dryfoos-- $0 for 2001, $0 for 2000 and $0 for 1999; and Life insurance premium payments: Mr. McNamara-- $3,648 for 2001, $88 for 2000 and $0 for 1999; Mr. Sokol-- $2,645 for
         2001, $88 for 2000 and $0 for 1999; Mr. Sadusky-- $1,140 for 2001, $775
         for 2000 and $729 for 1999; Mr. Blangiardi-- $1,938 for 2001, $1,824
         for 2000 and $120 for 1999; and Mr. Dryfoos-- $1,049 for 2001, $0 for
         2000 and $0 for 1999.

/(3)/ Mr. McNamara has been our Chief Executive Officer since December 15, 2000, the effective date of the Restructuring. Mr. McNamara has served as the Chief Executive Officer of the Network Company since July 7, 1999. The 2000 salary figure for Mr. McNamara represents compensation paid from December 15, 2000 to December 31, 2000.

/(4)/ Mr. Sokol has been our Chief Operating Officer and Chief Operating Officer of Telemundo Communications Group since December 15, 2000. Mr. Sokol has served as the Chief Operating Officer of the Network Company since August 12, 1998. The 2000 salary figure for Mr. Sokol represents compensation paid from December 15, 2000 to December 31, 2000.

/(5)/ Mr. Sadusky has been Chief Financial Officer and Treasurer of Telemundo Communications Group since December 15, 2000 and our Chief Financial Officer since October 3, 2000. Mr. Sadusky served as our Vice President, Finance from November 1998 to October 2, 2000. His current annual salary is $275,000. The compensation set forth in this table for part of 2000, as well as for all of 1999, relates to Mr. Sadusky's employment as our Vice President, Finance.

/(6)/ The 1999 salary figure for Mr. Blangiardi represents compensation paid from November 17, 1999 to December 31, 1999.

/(7)/ Mr. Dryfoos has been Senior Vice President and General Counsel of Telemundo Communications Group since February 21, 2001. He was not employed by Telemundo Communications Group prior to that time. The salary reported in 2001 reflects the pro rata share of his annual salary of $275,000 paid through December 31, 2001. In accordance with his employment agreement, Mr. Dryfoos's annual salary increased to $300,000 on February 21, 2002.

Aggregated Option Exercises in 2001 and Year-End Option Value

         No options were exercised in 2001.

Directors' Compensation

         We paid no director compensation during the 2001 fiscal year.

Compensation Committee Interlocks and Insider Participation

         The members of our Compensation Committee are Stephen M. Mosko, Stephen
C. Hillard and Edward M. Yorke. None of the members of the Compensation Committee has ever served as our officer or employee, nor has any such member served as a member of a compensation committee or other board of directors' committee performing similar functions of any other entity in 2001.

Employment Agreements

         James M. McNamara and Alan J. Sokol. Telemundo Communications Group has entered into employment agreements with James M. McNamara and Alan J. Sokol. Except as noted, the provisions of the agreements are substantially similar.

         Effective December 6, 2000, Mr. McNamara's employment agreement with the Network Company was amended and assigned to Telemundo Communications Group. On November 30, 2000, Mr. Sokol's employment agreement with the Network Company was also amended and assigned to Telemundo Communications Group. Under their respective employment agreements, Mr. McNamara serves as the Chief Executive Officer and Mr. Sokol serves as the Chief Operating Officer of Telemundo Communications Group. The employment periods under Messrs. McNamara's and Sokol's employment agreements end on July 6, 2004 and June 30, 2003, respectively.

         Mr. McNamara's current salary is $803,223 for the year ending July 7, 2002 and will increase to $835,404 for the year ending July 6, 2003. Mr. Sokol's salary is $600,000 for the year ending June 30, 2002 and will increase to $630,000 for the year ending June 30, 2003. Each executive is entitled to participate in applicable employee benefit plans. Further, each executive is entitled to a one-time bonus payment that, by the terms of an amendment entered into connection with the NBC Acquisition, will be payable upon consummation of the NBC Acquisition.

         If Telemundo Communications Group elects to terminate either executive's employment without cause prior to the expiration of the employment agreement, Telemundo Communications Group will pay the executive (1) accrued vacation, (2) until the expiration of the employment agreement, amounts equal to the salary and benefits provided under his employment agreement, payable in the same manner as if employment had not been terminated, and (3) a portion of the bonus payment. Upon such termination, the executive will have no obligation to mitigate; provided, however, that, any employment income received after such termination and prior to the expiration of the employment agreement will offset the amount of such employment income to be received.

         Vincent L. Sadusky. Mr. Sadusky has served as our Chief Financial Officer and Treasurer since October 3, 2000. Telemundo Communications Group has entered into an employment agreement with Mr. Sadusky. The employment agreement, as amended October 8, 2001, expires on October 31, 2003. Telemundo Communications Group, at its option, may extend Mr. Sadusky's employment for two additional years. Mr. Sadusky's salary through the year ending October 31, 2001 was $250,000 and will increase to $275,000 for the year ending October 31, 2002 and $300,000 for the year ending October 31, 2003. If Telemundo Communications Group exercises the option to extend Mr. Sadusky's employment, Mr. Sadusky's salary through the year ending October 31, 2004 will be $325,000 and will increase to $350,000 for the year ending October 31, 2005. Mr. Sadusky is entitled to an annual bonus equal to a maximum of 60% of his then current base salary. Mr. Sadusky is entitled to participate in applicable employee benefit plans. Mr. Sadusky has the right to terminate his employment arrangement if certain events occur and is entitled to receive a severance payment equal to the sum of all earned bonuses and his base salary through the remaining term of the agreement.

         Richard J. Blangiardi. Mr. Blangiardi's employment agreement with us, dated as of November 17, 1999, remains in effect until November 16, 2002. The employment agreement provides for an annual base salary of $400,000 from November 17, 1999 through November 16, 2000, $425,000 from November 17, 2000 through November 16, 2001 and $450,000 from November 17, 2001 through November 16, 2002. Mr. Blangiardi's employment agreement provides for annual bonuses for each of the 2000, 2001 and 2002 fiscal years of up to 50% of his base salary if we achieve certain revenue and EBITDA targets for each respective year and an additional discretionary performance bonus of up to 25% of his base salary based solely upon an assessment of Mr. Blangiardi's performance under his employment agreement, without regard to our financial performance. The agreement provides that if Mr. Blangiardi is terminated by us without cause, he will be entitled to receive through November 16, 2002 (1) his base salary, (2) his bonus for the fiscal year in which such termination occurs and
(3) his benefits (or reimbursement of the cost thereof) under his employment agreement. The agreement also provides that if Mr. Blangiardi terminates the agreement for good reason, he will be entitled to receive (1) his base salary through the date which is six months after the date of termination, (2) a fraction of his budget bonus and/or revenue bonus, if any, earned for the fiscal year in which termination occurs and (3) his benefits under the employment agreement through the date which is six months after the date of termination. In addition, the employment agreement provides for specified resignation rights which allow Mr. Blangiardi, during the 6 month period after a change of control, to terminate his employment for any reason whatsoever.

         Glenn Dryfoos. Mr. Dryfoos has served as our Senior Vice President and General Counsel since February 21, 2001. Telemundo Communications Group has entered into an employment agreement with Mr. Dryfoos. The employment agreement, dated February 21, 2001, expires on February 21, 2003. Telemundo Communications Group, at its option, may extend Mr. Dryfoos's employment for one additional year. Mr. Dryfoos' salary through the year ended February 20, 2002 was $275,000 and will increase to $300,000 for the year ending February 20, 2003. If Telemundo Communications Group exercises the option to extend Mr. Dryfoos's employment, Mr. Dryfoos's salary through the year ending February 20, 2004 will be $325,000. Mr. Dryfoos is entitled to a bonus of at least $45,833 for the year ending February 20, 2002 and $50,000 for the year ending February 20, 2003. If Telemundo Communications Group exercises the option to extend Mr. Dryfoos's employment, Mr. Dryfoos will be entitled to a bonus of at least $54,167 for the year ending February 20, 2004. Mr. Dryfoos is entitled to participate in applicable employee benefit plans. Telemundo Communications Group has the right to terminate the employment agreement at any time. However, if Telemundo Communications Group terminates Mr. Dryfoos other than for cause, it will be required to pay him his minimum bonus for the year in which he is terminated, plus his salary and benefits for the shorter of one year and the remaining term of his employment agreement, plus his salary for all unused paid vacation time accrued. Mr. Dryfoos has the right to terminate the employment agreement within 30 days after a change of control of Telemundo Communications Group occurs. Upon such a termination, Telemundo Communications Group will be required to pay Mr. Dryfoos his minimum bonus for the already elapsed portion of the year during which the termination occurs, plus his salary and benefits until six months after the date of termination, plus his salary for all unused paid vacation time accrued.

         Upon the consummation of the NBC Acquisition, certain of our managers, employees and executive officers, including Messrs. McNamara, Sokol, Sadusky, Blangiardi and Dryfoos, will receive one-time transaction payments to be paid on the closing date of the acquisition. The aggregate amount of these payments to all such managers, employees and executive officers is approximately $70.0 million. These payments include the one time bonus payments provided for under Messrs. McNamara and Sokol's employment agreements described above. In connection with the acquisition, Messrs. McNamara, Sokol and Sadusky have entered into employment agreements with NBC that will become effective upon the consummation of the acquisition. Under their respective employment agreements, Mr. McNamara serves as President and Chief Executive Officer, Mr. Sokol serves as Chief Operating Officer and Mr. Sadusky serves as Chief Financial Officer of Telemundo Communications Group. The employment period for each executive is three years commencing on the closing date of the acquisition. The initial base salary for Messrs. McNamara, Sokol and Sadusky will be $1,000,000, $750,000 and $300,000, respectively, subject to mandatory increases each year of approximately 10%. Each employment agreement provides for annual grants of GE stock options and for participation in the GE Incentive Compensation Plan. Further, each executive is entitled to participate in applicable GE employee benefit plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Telemundo Communications Group is our sole stockholder of record, owning 100% of our outstanding capital stock. Telemundo Communications Group has issued and outstanding two classes of common stock, Class A Common Stock and Class B Common Stock. Telemundo Communications Group has issued and outstanding one class of Preferred Stock which has two series--Series A Convertible

Preferred Stock and Series B Convertible Preferred Stock. The issued and outstanding capital stock of Telemundo Communications Group (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) is currently owned 16.5% by Sony Pictures, 8.37% by SPE Mundo, 39.56% by Liberty TelemundoNet, Inc., an indirect wholly-owned subsidiary of Liberty ("Liberty TelemundoNet"), 29.35% by Station Partners, 5.29% by BV Capital and 0.94% by TLMD LLC.

         The Class A Common Stock has one vote per share and the Class B Common Stock has three votes per share. Series A Convertible Preferred Stock has one vote per share and Series B Convertible Preferred Stock has three votes per share. Accordingly, on a voting basis, the issued and outstanding capital stock of Telemundo Communications Group (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) is currently owned 15.67% by Sony Pictures (which includes the shares held by SPE Mundo), 24.92% by Liberty TelemundoNet, 55.48% by Station Partners, 3.33% by BV Capital and 0.59% by TLMD LLC. Liberty TelemundoNet's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of Telemundo Communications Group held by Liberty TelemundoNet.

         The following table sets forth the current number and percentage of outstanding shares of Telemundo Communications Group beneficially owned by (1) each of our executive officers and directors; (2) all of our executive officers and directors as a group; and (3) each person known by us to own beneficially more than five percent of any class of Telemundo Communications Group voting stock, respectively. We believe that each individual or entity named has sole investment and voting power with respect to shares of Telemundo Communications Group indicated as beneficially owned by them, except as otherwise noted.

Name and Address of Beneficial Owner
------------------------------------       Number                                       Percent of
                                           of Shares Title of Class                       Class
                                           --------- --------------                       -----
Bron-Villaneuva Capital, LLC/(1)/..........   83,581 Class A                                8.14%
   1901 Avenue of the Stars, Suite 400
   Los Angeles, California 90067
Liberty TelemundoNet, Inc./(2)/............  587,568 Class A                               57.24%
   8101 East Prentice Avenue                  37,773 Series A Convertible Preferred        41.81%
   Englewood, Colorado 80111
Sony Pictures Entertainment Inc./(3)/......  355,387 Class A                               34.62%
   10202 West Washington Boulevard            37,773 Series A Convertible Preferred        41.81%
   Culver City, California 90232
SPE Mundo Investment Inc./(3)/.............  119,608 Class A                               11.65%
   10202 West Washington Boulevard            12,714 Series A Convertible Preferred        14.07%
   Culver City, California 90232
Station Partners, LLC/(2)//(4)/............  444,861 Class B                              100.00%
   c/o Council Tree                          587,568 Class A                               57.24%
   Hispanic Broadcasters II, L.L.C.           19,164 Series B Convertible Preferred       100.00%
   2919 West 17th Avenue, Suite 211           37,773 Series A Convertible Preferred        41.81%
   Longmont, Colorado 80503
TLMD LLC/(5)/..............................   14,809 Series A Convertible Preferred        16.39%
   1901 Avenue of the Stars
   Suite 400
   Los Angeles, California 90067

                                                                      Number                   Percent of
                                                                      of Shares Title of Class   Class
Name and Address of Beneficial Owner                                  --------- --------------   -----
------------------------------------
Executive Officers and Directors:
    James M. McNamara.................................................   --           --           --
    Alan J. Sokol.....................................................   --           --           --
    Vincent L. Sadusky................................................   --           --           --
    Richard J. Blangiardi.............................................   --           --           --
    Glenn A. Dryfoos..................................................   --           --           --
    Guillermo Bron/(6)/...............................................   --           --           --
    Richard M. Cronin.................................................   --           --           --
    Paul J. Finnegan/(7)/.............................................   --           --           --
    Mel Harris/(8)/...................................................   --           --           --
    Stephen C. Hillard/(7)/...........................................   --           --           --
    Brian W. McNeill/(7)/.............................................   --           --           --
    Stephen M. Mosko/(8)/.............................................   --           --           --
    Daniel D. Villanueva/(6)/.........................................   --           --           --
    Edward M. Yorke...................................................   --           --           --
    All directors and officers as a group/(9)/........................   --           --           --

---------------------------------

/(1)/ Approximately 90% of the membership interests in BV Capital are ultimately owned by trusts or companies controlled by Mr. Bron or Mr. Villanueva.

/(2)/ Liberty TelemundoNet's interest in Telemundo Communications Group is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of stock of Telemundo Communications Group directly owned by Liberty TelemundoNet. See "Item 13--Transactions Related to the Restructuring--Proxy."

/(3)/ Sony Pictures directly owns 235,779 shares of Telemundo Communications Group Class A Common Stock, representing 22.97% of the outstanding shares of Telemundo Communications Group Class A Common Stock. Sony Pictures directly owns 25,059 shares of Series A Convertible Preferred Stock, representing 27.7% of the outstanding shares of Telemundo Communications Group Series A Convertible Preferred Stock. SPE Mundo is an indirect, wholly-owned subsidiary of Sony Pictures. As a result of such ownership, Sony Pictures has the ability to direct the voting and ownership of SPE Mundo's Telemundo Communications Group shares. The shares listed in the beneficial ownership table above under Sony Pictures reflect all of the shares of Telemundo Communications Group owned by Sony Pictures plus all of the shares of Telemundo Communications Group directly held by SPE Mundo.

/(4)/ Station Partners is owned approximately 65.96% by Council Tree, approximately 33.83% by BCF Media LLC ("BCF"), approximately 0.1% by Villanueva Investments, Inc. ("VII"), and approximately 0.1% by The Bron 2000 Trust. Council Tree is a Delaware limited liability company of which (i) CTHB II Investor, L.L.C., a Delaware limited liability company ("CTHB II"), is a member, and (ii) Madison Dearborn Capital Partners IV, L.P., a Delaware limited partnership ("MDCP"), is the managing member. Madison Dearborn Partners IV, L.P., a Delaware limited partnership ("MDP-LP"), is the sole general partner of MDCP. Madison Dearborn Partners, LLC, a Delaware limited liability company ("MDP-LLC"), is the sole general partner of MDP-LP. Mr. Finnegan, one of our directors, is a Managing Director of MDP-LLC. Mr. Hillard, one of our Directors, is President, Chief Executive Officer and a member of Council Tree and CTHB II. The sole member of BCF is Bastion. The sole general partner and limited partner of Bastion is Bastion Partners, L.P., a Delaware limited partnership ("Bastion Partners"). The general partners of Bastion Partners are Bron Corp., a Delaware corporation ("BC"), and VII. Mr. Bron, one of our directors, is a Manager of BCF, a limited partner in Bastion Partners, the sole holder of voting stock and the sole director and officer of BC, and the trustee of The Bron 2000 Trust. Mr. Villanueva, one of our directors, is a manager of BCF and the sole director and officer of VII. The sole holder of voting stock of VII is the Daniel D. Villanueva Revocable Living Trust, a trust created under the laws of California, the co-trustees of which are Daniel D. Villanueva and Myrna E. Villanueva.

/(5)/ Messrs. Bron and Villanueva are the managing members of DDG Capital, LLC, the managing member of TLMD LLC.

/(6)/ Messrs. Bron and Villanueva are associated with BV Capital, BCF, VII and TLMD LLC, and disclaim beneficial ownership of all shares of Telemundo Communications Group held by BV Capital, TLMD LLC and Station Partners or for which Station Partners has the power to vote. Liberty TelemundoNet's interest in Telemundo Communications Group is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of the stock of Telemundo Communications Group directly owned by Liberty TelemundoNet. See "Item 13--Transactions Related to the Restructuring--Proxy."

/(7)/ Messrs. Finnegan, Hillard and McNeill are associated with Council Tree, and disclaim beneficial ownership of all shares of Telemundo Communications Group held by Station Partners or for which Station Partners has the power to vote. Liberty TelemundoNet's interest in Telemundo Communications Group is subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all of the shares of the stock of Telemundo Communications Group directly owned by Liberty TelemundoNet. See "Item 13--Transactions Related to the Restructuring--Proxy."

/(8)/      Messrs. Mosko and Harris are associated with Sony Pictures, and disclaim beneficial ownership of all shares of Telemundo Communications Group held by Sony Pictures and SPE Mundo.

/(9)/ Excludes shares shown in the table above as held by BV Capital, TLMD LLC, Liberty TelemundoNet, Sony Pictures, SPE Mundo and Station Partners.

         On October 11, 2001, the NBC Acquisition and the agreements executed in connection with the NBC Acquisition were approved. Pursuant to the Agreement and Plan of Merger executed on October 11, 2001 by GE, NBC, TN Acquisition Corp., a wholly-owned subsidiary of GE, SPE Mundo, and Telemundo Communications Group, NBC agreed to purchase 100% of the stock of Telemundo Communications Group and the remaining 33% of the membership interests in the Network Company owned by SPE Mundo in exchange for approximately $1.98 billion of GE common stock and cash. On October 11, 2001, Council Tree Hispanic Broadcasters II, L.L.C., Station Partners, LLC, TLMD LLC, Bron-Villanueva Capital, LLC, Liberty TelemundoNet, Inc., Sony Pictures, SPE Mundo, Bastion Capital Fund, L.P., Bastion Partners L.P., BCF Media, LLC, Bron 2000 Trust, Villanueva Investments, Inc., and Bron Trust entered into a Stockholders' and Registration Rights Agreement with GE, pursuant to which GE granted certain registration rights to the stockholders with respect to the GE common stock offered as a portion of the consideration for the NBC Acquisition.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE RESTRUCTURING

Contribution Agreement

         Bastion, BCF, BV Capital, Council Tree, Liberty, Sony Pictures and Telemundo Communications Group entered into a contribution agreement, dated as of August 22, 2000, as amended. The contribution agreement contemplated the agreement by the parties thereto to complete the Restructuring. Pursuant to the terms of the contribution agreement:

         (1) Council Tree agreed to purchase all of Apollo's membership interest in Station Partners, contribute KMAS-TV, Channel 24, Steamboat Springs, Colorado, KSBS-LP, Channel 67, Denver, Colorado, KMAS-LP, Channel 63, Denver, Colorado and K34FB Channel 34, Pueblo, Colorado (collectively, the "Denver Stations") to Station Partners, and to reimburse $6.0 million to Liberty, which represented a portion of the $59.4 million Apollo owed to Liberty in accordance with a prepayment agreement between Liberty and Apollo;

         (2) Council Tree and Bastion agreed to cause Station Partners to contribute to Telemundo Communications Group all of its common stock in us and the Denver Stations;

         (3) Liberty agreed to contribute all of its common stock in us, and to cause its subsidiary to transfer its 50% membership interest in the Network Company, to Telemundo
Communications Group;

         (4) Sony Pictures agreed to contribute all of its common stock in us to Telemundo Communications Group;

         (5) SPE Mundo agreed to contribute 17% of its membership interest in the Network Company to Telemundo
Communications Group; and

         (6) BV Capital, which exercised an option granted to it by Liberty, agreed to reimburse Liberty the remaining $53.4 million in cash under the prepayment agreement between Apollo and Liberty.

         In exchange for their contributions, Station Partners received shares of Telemundo Communications Group Class B Common Stock, and Liberty, Sony Pictures, SPE Mundo and BV Capital received shares of Telemundo Communications Group Class A Common Stock. Shares of Telemundo Communications Group Class B Common Stock are entitled to three votes per share, and shares of Telemundo Communications Group Class A Common Stock are entitled to one vote per share. On December 15, 2000, the closing date of the Restructuring, Telemundo Communications Group acquired all of our capital stock.

Proxy

         Station Partners has the right to vote 80.40% of the voting interests of Telemundo Communications Group as a result of the grant by Liberty and Liberty TelemundoNet of an irrevocable proxy, subject to certain conditions, to vote all of its shares of the stock of Telemundo Communications Group. The proxy may be terminated by Liberty and Liberty TelemundoNet under certain specified circumstances.

TRANSACTIONS RELATED TO THE ACQUISITION OF KWHY

Equity Contribution Agreement and Issuance of Convertible Preferred Stock

         On May 31, 2001, in connection with the acquisition of KWHY, Telemundo Communications Group issued shares of its Series A Convertible Preferred Stock and its Series B Convertible Preferred Stock in exchange for $70.0 million from certain of its stockholders. Shares of the Series A Convertible Preferred Stock, which have one vote per share and are convertible into Telemundo Communications Group Class A Common Stock, were issued to Liberty, Sony Pictures, SPE Mundo and TLMD LLC. Shares of the Series B Convertible Preferred Stock, which have three votes per share and are convertible into Telemundo Communications Group Class B Common Stock, were issued to Station Partners. Accordingly, on a voting basis, the issued and outstanding capital stock of Telemundo Communications Group (including the Class A and Class B Common Stock and the Series A and Series B Convertible Preferred Stock on a combined basis) may be voted 15.67% by Sony Pictures (which includes the shares held by SPE Mundo), 24.92% by Liberty, 55.48% by Station Partners, 3.33% by BV Capital and 0.59% by TLMD LLC. Liberty's voting rights are subject to an irrevocable proxy, subject to certain conditions, in favor of Station Partners to vote all the shares of Telemundo Communications Group held by Liberty. See "Item 12."

Amended and Restated Stockholders' Agreement

         On May 31, 2001, in connection with the acquisition of KWHY and the $70.0 million equity contribution from certain stockholders of Telemundo Communications Group, Sony Pictures, Liberty,

Station Partners, Council Tree, BV Capital, BCF, Bastion, TLMD LLC, VII, The Bron 2000 Trust and Telemundo Communications Group entered into an amended and restated stockholders' agreement pursuant to which each of the stockholders of Telemundo Communications Group agreed to elect nine directors to the board of directors of Telemundo Communications Group, of which four directors would be designated by Station Partners, two directors would be designated by Sony Pictures, and three directors would be nominated subject to the approval of a majority of the outstanding shares of Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of Telemundo Communications Group. Of the nominated directors, one director would be nominated by Liberty and two directors would be designated as independent. One of the independent directors would be nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director would be nominated by Liberty and Sony Pictures, subject to the approval of Station Partners. In accordance with the requirements of the stockholders agreement, Telemundo Communications Group, as our sole stockholder, elected to our board of directors the same individuals that were elected to Telemundo Communications Group's board of directors in accordance with the stockholders agreement, until our next annual meeting of stockholders or until a director's successor is duly elected and qualified.

         The stockholders agreement requires that major decisions receive the unanimous approval of the stockholders. Major decisions that could be applicable to the governance of Telemundo Communications Group include:

         (1) any substantial change in the nature or scope of Telemundo Communications Group broadcast business, which is that of owning and operating broadcast stations in the United States and its territories that provide predominantly Spanish-language or Hispanic-themed programming, or the acquisition of an additional broadcast station or other substantial business;

         (2) issuing or redeeming any equity or debt securities, or any options, warrants or other securities which are convertible into debt or equity securities;

         (3) entering into any agreement with respect to or consummating any merger, consolidation or reorganization of Telemundo Communications Group or any of its subsidiaries;

         (4) selling or transferring all or substantially all of the assets of Telemundo Communications Group, any broadcast station or of any other assets with a purchase price in excess of $15.0 million;

         (5) taking any action relating to the termination, liquidation, dissolution or winding up of Telemundo Communications Group;

         (6) approval by any of the subsidiaries or affiliates of Telemundo Communications Group that own a membership interest in the Network Company of any action by the Network Company requiring unanimous approval of its members;

         (7) the taking of any action by Telemundo Communications Group or its subsidiaries that would constitute an insolvency event for Telemundo Communications Group or such subsidiary;

         (8) subject to certain specified exceptions, any related party transaction between any station, Telemundo Communications Group, the Network Company or any of their direct or indirect subsidiaries, on the one hand, and any of the stockholders of Telemundo Communications Group or their affiliates, on the other hand;

         (9) any amendments to the stockholders agreement or Telemundo Communications Group charter documents; and

         (10) any other decision or action that could reasonably be expected to require any of the Telemundo Communications Group stockholders to dispose of or otherwise restrict their management or control over all or any portion of their Telemundo Communications Group common stock under the rules and regulations of the FCC.

         The stockholders agreement will be terminated concurrently with the consummation of the NBC Acquisition.

OTHER TRANSACTIONS

Transactions with Sony Pictures

         We purchase broadcast equipment in the normal course of business from various equipment suppliers, including Sony Corporation of America and other affiliates of Sony Pictures. We believe such equipment was purchased at fair market value.

Affiliation Agreement

         Under an affiliation agreement (the "Affiliation Agreement"), the Network Company provides network programming to us, and we and the Network Company pool and share advertising revenue pursuant to a revenue sharing agreement. Pursuant to the Affiliation Agreement, we receive a formula-based share of pooled advertising revenue generated by us and the Network Company. The following revenue sources (collectively, the "Aggregate Net Advertising Receipts") are included in the pooled revenue: (i) 61% of the net advertising revenue received by the Network Company pursuant to the sale of network advertising and (ii) 100% of the net advertising revenue received by us (excluding WKAQ in Puerto Rico, KWHY in Los Angeles, and WEYS in Miami, and only through December 31, 2001, for KXTX in Dallas) from the sale of local and national spot advertising time. The pooled revenue is shared between us and the Network Company, with our share based on the following formula for the first year of the agreement: (i) 80% of the first $130.0 million of Aggregate Net Advertising Receipts; plus (ii) 55% of the incremental Aggregate Net Advertising Receipts above $130.0 million up to $230.0 million; plus (iii) 45% of the incremental Aggregate Net Advertising Receipts above $230.0 million. After the first year, the threshold levels (i.e., $130.0 million and $230.0 million) increase 3% annually. Currently, we are in the fourth fiscal year of the Affiliation Agreement and the thresholds are $142.1 million and $251.3 million, respectively.

Sharing Agreement

         Pursuant to a sharing agreement dated as of August 12, 1998 between Telemundo Group and the Network Company, Telemundo Group and the Network Company share certain facilities, equipment and administrative services, the cost of which is shared and borne ratably between the parties.

Indemnification of Directors and Officers; Directors and Officers' Insurance

         We maintain the right to indemnification and exculpation of officers and directors provided for in our Restated Certificate of Incorporation and Amended and Restated By-laws. We have agreed to indemnify and hold harmless each of our present and former directors for acts and omissions resulting from actions or proceedings other than those by or on our behalf, if such person acted in good faith and in a manner such person reasonably believed by us to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. We have further agreed in our Amended and Restated By-laws to indemnify and hold harmless each of our present and former directors and officers for acts and omissions resulting from actions or proceedings by or in our right, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interest, except that no indemnification will be made in respect of claims as to which such person has been adjudged to be liable to us, unless the court in which the action was brought, despite the adjudication of liability determines such person is fairly and reasonably entitled to indemnity as such court deems proper.

         In our Amended and Restated By-laws, we have also agreed to advance expenses to each such indemnified person and to cooperate fully in the defense of any such matter. We have agreed that we or Telemundo Group will, for a period of six years following our August 12, 1998 merger transaction with TLMD Acquisition Co. and Telemundo Group, maintain officers' and directors' liability insurance covering the persons who, on November 24, 1997, were covered by Telemundo Group's officers' and directors' liability insurance policies with respect to acts and omissions occurring prior to August 12, 1998.

                                    PART IV

ITEM 14.          FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM
                  8-K

(a)      1.       Financial Statements

         The Consolidated Financial Statements of the registrant are included in its 2001 Annual Report to Stockholders, attached to this report as
         Exhibit 13.1.

         2.       Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts (page 39).

         All other matters have been omitted because they are inapplicable, not required, or the information is included elsewhere in the registrant's Consolidated Financial Statements or in the related notes.

         3.       Exhibits.

         A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index commencing on page 40 of this report.

(b)      Reports on Form 8-K.

         Current Report on Form 8-K filed November 8, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, as of March 29, 2002.

                                                 TELEMUNDO HOLDINGS, INC.
                                                 (Registrant)

                                                 By:   /s/  James M. McNamara
                                                    ----------------------------
                                                     James M. McNamara
                                                     Chief Executive Officer

         On behalf of the registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of March 29, 2002.

               Signature                               Title
               ---------                               -----

       /s/ James M. McNamara        Chief Executive Officer
--------------------------------
           James M. McNamara        (Principal Executive Officer)

       /s/ Alan J. Sokol            Chief Operating Officer
--------------------------------
           Alan J. Sokol

       /s/ Vincent L. Sadusky       Chief Financial Officer and Treasurer
--------------------------------
           Vincent L. Sadusky       (Principal Financial and Accounting Officer)

       /s/ Richard J. Blangiardi    President
--------------------------------
           Richard J. Blangiardi

       /s/ Glenn A. Dryfoos         Senior Vice President and General Counsel
---------------------------------
           Glenn A. Dryfoos

       /s/ Guillermo Bron           Director
--------------------------------
           Guillermo Bron

       /s/ Richard M. Cronin        Director
--------------------------------
           Richard M. Cronin

       /s/ Paul J. Finnegan         Director
--------------------------------
           Paul J. Finnegan

       /s/ Mel Harris               Director
--------------------------------
           Mel Harris

       /s/ Stephen C. Hillard      Director
--------------------------------
           Stephen C. Hillard

       /s/ Brian McNeill           Director
--------------------------------
           Brian McNeill

       /s/ Stephen M. Mosko         Director
------------------------------
           Stephen M. Mosko

       /s/ Daniel D. Villanueva     Director
------------------------------
           Daniel D. Villanueva

       /s/ Edward M. Yorke          Director
------------------------------
           Edward M. Yorke

                      TELEMUNDO HOLDINGS, INC. AND SUBSIDIARIES

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   (in thousands)

            Column A                Column B                 Column C              Column D          Column E
------------------------------     ---------      -------------------------------  ----------       ----------
           Description                                                 Charged to
------------------------------        Balance at                          Other    Deducted from
                                    Beginning of   Charged to Profit    Accounts     Reserves -      Balance at
                                      Period      and Loss or Income   - Describe   Describe (c)   End of Period
                                    ------------  ------------------   ----------   ------------   -------------
Company:
Year Ended December 31, 2001:
Allowance for doubtful accounts.....  $8,219         $1,993            $3,504(a)    $1,237             $5,471
                                      ======         ======            =========    ======             =======
Year Ended December 31, 2000:
Allowance for doubtful accounts.....  $7,992         $1,260            $  200(b)    $1,233             $8,219
                                      ======         ======            =========    ======             =======
Year Ended December 31, 1999:
Allowance for doubtful accounts.....  $7,585         $1,423            $      -     $1,016             $7,992
                                      ======         ======            =========    ======             =======

(a)  Write-off of fully provided accounts from prior years.

(b)  Contribution of KMAS' allowance for doubtful accounts.

(c)  Amounts written off, net of recoveries.

                                                            EXHIBIT INDEX

     EXHIBIT                                                 DESCRIPTION
     NUMBER
       1.1         Purchase Agreement dated as of July 30, 2001 among Telemundo Holdings, Inc., Credit Suisse
                   First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. /(3)/

       2.1         Contribution Agreement, dated as of August 22, 2000, by and among Bastion Capital Fund, L.P.,
                   BCF Media, LLC, Bron-Villanueva Capital, LLC, Council Tree Communications, LLC, Council Tree
                   Communications V, LLC, Council Tree Hispanic Broadcasters II, L.L.C., Liberty Media
                   Corporation, Sony Pictures Entertainment Inc. and Telemundo Communications Group, Inc. /(6)/

       2.2         Amendment No.1 to Contribution Agreement dated as of December 15, 2000, among Bastion Capital
                   Fund, L.P., BCF Media, LLC, Bron-Villanueva Capital, LLC, Bron-Villanueva Capital, Holdings,
                   LLC (formerly known as Bron-Villanueva Capital, LLC), Council Tree Communications, LLC, Council
                   Tree Communications V, LLC, Council Tree Hispanic Broadcasters II, L.L.C., Liberty Media
                   Corporation, Sony Pictures Entertainment Inc., SPE Mundo Investment Inc. and Telemundo
                   Communications Group, Inc. /(6)/

       2.3         Asset Purchase Agreement dated as of June 25, 2001 among Southwest Sports Television, L.P.,
                   Telemundo of Dallas, L.P., Telemundo of Dallas License Corp. and Telemundo Communications
                   Group, Inc. /(7)/

       2.4         First Amendment to Asset Purchase Agreement dated July 10, 2001 among Southwest Sports
                   Television, L.P., Telemundo of Dallas, L.P., Telemundo of Dallas License Corp. and Telemundo
                   Communications Group, Inc. /(7)/

       2.5         Agreement and Plan of Merger by and among General Electric Company, National Broadcasting
                   Company, Inc., TN Acquisition Corp., SPE Mundo Investment Inc. and Telemundo Communications
                   Group, Inc., dated as of October 11, 2001./(3)/

       3.1         Telemundo Holdings, Inc. Restated Certificate of Incorporation./(6)/

       3.2         Telemundo Holdings, Inc. Amended and Restated Bylaws./(6)/

       4.1         Indenture dated as of August 12, 1998 between the Company, as issuer, and Bank of Montreal
                   Trust Company, as trustee (regarding 11 1/2% Senior Discount Notes due 2008)./(1)/

       4.2         Indenture dated August 10, 2001 among Telemundo Holdings, Inc. and The Bank of New York, as trustee, relating to the 11 1/2% Senior Discount Notes due 2008 of Telemundo Holdings, Inc. /(3)/

       4.3         Form of 11 1/2% Senior Discount Notes due 2008. /(1)/

       4.4         Registration Rights Agreement dated August 10, 2001 among Telemundo Holdings, Inc., Credit
                   Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. /(3)/

       4.5         Stockholders' and Registration Rights Agreement dated October 11, 2001 among General Electric
                   Company and the stockholders and beneficial owners of Telemundo Communications Group, Inc.

       10.1        Memorandum of Agreement Re: Umbrella Affiliation Agreement dated as of August 12, 1998 between
                   Telemundo Network Group LLC and Telemundo Group, Inc. /(2)/

       10.2        Memorandum of Agreement Re: Cable Payments dated as of August 12, 1998 between Telemundo
                   Network Group LLC and Telemundo Group, Inc. /(1)/

       10.3        Form of High Power Station Affiliation Agreement. /(1)/

       10.4        Stockholders Agreement dated as of December 15, 2000 between Telemundo Communications Group,
                   Inc., Station Partners, LLC, Council Tree Hispanic Broadcasters II, L.L.C., BCF Media, LLC,
                   Bastion Capital Fund, L.P., Bron-Villanueva Capital, LLC, Sony Pictures Entertainment Inc. and
                   Liberty Media Corporation. /(6)/

     EXHIBIT                                                 DESCRIPTION
     NUMBER
       10.5        Credit Agreement dated as of August 4, 1998 between TLMD Acquisition Co., as borrower, the
                   Company, as parent guarantor, the Lenders (as named therein), Credit Suisse First Boston
                   Corporation and Canadian Imperial Bank of Commerce. /(1)/

       10.6        Pledge Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company, the
                   Subsidiary Pledgors (as named therein) and Credit Suisse First Boston Corporation. /(1)/

       10.7        Security Agreement dated as of August 12, 1998 between Telemundo Group, Inc., the Company and the Subsidiary Guarantors (as named therein). /(1)/

       10.8        Subsidiary Guarantee Agreement dated as of August 12, 1998 between the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston Corporation. /(1)/

       10.10       Employment Agreement dated as of November 17, 1999 between Telemundo Holdings, Inc. and Richard
                   J. Blangiardi. /(5)/

       10.12       Employment Agreement dated as of January 1, 2000 between Telemundo Holdings, Inc. and Vincent L.
                   Sadusky. /(5)/

       10.13       Employment Agreement, dated as of July 1, 1999, between Telemundo Network Group LLC and James M.
                   McNamara. /(6)/

       10.14       Amendment No. 1 to Employment Agreement, dated as of September 17, 1999, between Telemundo
                   Network Group LLC and James M. McNamara. /(6)/

       10.15       Amendment No. 2 to Employment Agreement, dated as of December 6, 2000, between Telemundo Network
                   Group LLC, Telemundo Communications Group, Inc. and James M. McNamara. /(6)/

       10.16       Employment Agreement, dated as of August 12, 1998, between Telemundo Network Group LLC and Alan
                   Sokol. /(6)/

       10.17       Amendment No. 1 to Employment Agreement, dated as of September 17, 1999, between Telemundo
                   Network Group LLC and Alan Sokol. /(6)/

       10.18       Amendment No. 2 to Employment Agreement, dated as of November 30, 2000, between Telemundo
                   Network Group LLC, Telemundo Communications Group, Inc. and Alan Sokol. /(6)/

       10.19       Effectiveness Agreement dated as of June 1, 2001 among Telemundo Group, Inc., Telemundo
                   Holdings, Inc., the Lenders (as named therein) and Credit Suisse First Boston Corporation. /(8)/

       10.20       Amended and Restated Credit Agreement dated as of June 1, 2001 among Telemundo Group, Inc., as borrower, Telemundo Holdings, Inc., as parent guarantor, the Lenders (as named therein) and
                   Credit Suisse First Boston ./(8)/

       10.21       Amended and Restated Pledge Agreement dated as of June 1, 2001 among Telemundo Group, Inc.,
                   Telemundo Holdings, Inc., the Subsidiary Pledgors (as named therein) and Credit Suisse First
                   Boston Corporation./(8)/

       10.22       Amended and Restated Security Agreement dated as of June 1, 2001 among Telemundo Group, Inc.,
                   Telemundo Holdings, Inc., the Subsidiary Guarantors (as named therein) and Credit Suisse First
                   Boston Corporation./(8)/

       10.23       Amended and Restated Subsidiary Guarantee Agreement dated as of June 1, 2001 among Telemundo
                   Group, Inc., Telemundo Holdings, Inc., the Subsidiary Guarantors (as named therein) and Credit
                   Suisse First Boston Corporation. /(8)/

       10.24       Amended and Restated Stockholders' Agreement dated as of May 31, 2001 among Telemundo
                   Communications Group, Inc., Station Partners, LLC, Sony Pictures Entertainment Inc., Liberty
                   Media Corporation, Council Tree Hispanic Broadcasters II, L.L.C., BCF Media, LLC, Bastion
                   Capital Fund, L.P., TLMD LLC, Villanueva Investments, Inc., The Bron 2000 Trust and
                   Bron-Villanueva Capital, LLC. /(8)/

     EXHIBIT                                                 DESCRIPTION
     NUMBER
      10.25        First Amendment and Waiver, dated August 3, 2001, to the Amended and Restated Credit Agreement
                   dated as of June 1, 2001, among Telemundo Group, Inc., as borrower, Telemundo Holdings, Inc., as parent guarantor, the Lenders (as named therein) and Credit Suisse First Boston Corporation. /(3)/

      10.26        Employment Agreement dated as of November 1, 2000 by and between Telemundo Communications Group,
                   Inc. and Vincent L. Sadusky. /(3)/

      10.27        Amendment to Employment Agreement dated as of October 8, 2001 by and between Telemundo
                   Communications Group, Inc. and Vincent L. Sadusky. /(3)/

      10.28        Amendment No. 3 to Employment Agreement dated as of October 11, 2001 by and between Telemundo
                   Communications Group, Inc. and James M. McNamara. /(3)/

      10.29        Amendment No. 3 to Employment Agreement dated as of October 11, 2001 by and between Telemundo
                   Communications Group, Inc. and Alan Sokol./(3)/

       13.1        Telemundo Holdings, Inc. 2001 Annual Report to Stockholders.

       21.1        Subsidiaries of the Registrant.

       23.1        Independent Auditors' Report.

/(1)/ Incorporated by reference to the Telemundo Holdings, Inc. Registration
      Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998).
/(2)/ Incorporated by reference to the Telemundo Holdings, Inc. Registration
      Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998). Confidential treatment requested for certain portions.
/(3)/ Incorporated by reference to the Telemundo Holdings, Inc. Registration
      Statement on Form S-4, as amended (Registration number 333-71132 filed with the Commission on November 1, 2001).
/(4)/ Incorporated by reference to the Annual Report on form 10-K dated
      December 31, 1997 of Telemundo Group, Inc.
/(5)/ Incorporated by reference to the Annual Report on form 10-K dated
      December 31, 1999 of Telemundo Holdings, Inc.
/(6)/ Incorporated by reference to the Annual Report on form 10-K dated
      December 31, 2000 of Telemundo Holdings, Inc.
/(7)/ Incorporated by reference to the Quarterly Report on Form 10-Q dated
      June 30, 2001of Telemundo Holdings, Inc.
/(8)/ Incorporated by reference to the Current Report on Form 8-K dated June
      1, 2001 of Telemundo Holdings, Inc.